Form 10-K
period 2021-12-31
Crixus BH3 Acquisition Co
filed 2022-03-25
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:
001-40868

CRIXUS BH3 ACQUISITION COMPANY
(Exact name of registrant as specified in its charter)

Delaware	85-2249068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
819 NE 2
nd
Avenue, Suite 500
Fort Lauderdale, Florida
(Address of principal executive offices)
(Zip Code)
(954)
416-3140
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 par value per share
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50
Units, each consisting of one share of Class A common
stock and
one-half
of one Redeemable Warrant
	BHAC BHACW BHACU	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation
S-K
is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form
10-K
or any amendment to this Form
10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
The registrant was not a public company as of June 30, 2021 and therefore it cannot calculate the aggregate market value of its voting and non-voting
common equity held by
non-affiliates
as of such date.
As of March 1, 2022,
there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PART I
CERTAIN TERMS
Unless otherwise stated in this annual report on Form
10-K
(the “Annual Report”) or unless the context otherwise requires, references to:

•	“advisory board” are to the members of the advisory board set forth in this Annual Report;

•	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the company in effect on the date hereof;

•
“anchor investors” are to the certain qualified institutional buyers or institutional accredited investors, as defined in Rule 144A and Regulation D, respectively, under the Securities Act, which are not affiliated with us, our sponsor, our directors or any member of our management and that purchased an aggregate of approximately 22,980,000 units in our initial public offering at the public offering price;

•	“BH3 Management” are to BH3 Management LLC, a Delaware limited liability company;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“DGCL” are to the Delaware General Corporation Law as the same may be amended from time to time;

•
“equity-linked securities” are to any debt or equity securities that are convertible into, or exercisable or exchangeable for, shares of our Class
 A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

•	“founders” are to Daniel Lebensohn and Gregory Freedman;

•
“founder shares” are to the shares of our Class
 B common stock initially purchased by our sponsor and directors in a private placement prior to our initial public offering (and a portion of which were sold to our anchor investors on the date of our initial public offering), and the shares of our Class
 A common stock that will be issued upon the automatic conversion of the shares of our Class
 B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class
 A common stock will not be “public shares”);

•
“initial stockholders” are to the holders of our founder shares prior to our initial public offering (other than the anchor investors), and where the context so requires, includes our anchor investors to the extent that they purchased founder shares from our sponsor on or about the date of our initial public offering;

•
“investment committee” are to any officers, directors, advisory board members, or third party consultants appointed to the investment committee as set forth in this Annual Report or that may be appointed to the investment committee from time to time after the date hereof;

•	“management” or our “management team” are to our executive officers;

•
“private placement warrants” are to the warrants purchased by our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any;

•
“public shares” are to shares of our Class
 A common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each of our initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

•
“public warrants” are to our redeemable warrants included in the units offered in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and to the private placement warrants if held by third parties other than our sponsor or its permitted transferees;

•	“sponsor” is to Crixus BH3 Sponsor LLC, a Delaware limited liability company;

•	“team” or our “sponsor team” are to our management team, our independent directors, and our advisory board;

•	“warrants” are to the public warrants and the private placement warrants; and

•	“we,” “us,” “our,” “company” or “our company” are to Crixus BH3 Acquisition Company, a Delaware corporation.
Registered trademarks referred to in this Annual Report are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the recent
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our sponsor team to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following this offering.
The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS
Overview
We are a blank check company incorporated on February 23, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We were initially incorporated under the name BH3 Acquisition Corp. and subsequently changed our name to Crixus BH3 Acquisition Company on July 21, 2021. We intend to effectuate our initial business combination (the “Business Combination”) using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.
Our registration statement for the initial public offering was declared effective on October 4, 2021. On October 7, 2021, we consummated the initial public offering of 23,000,000 Units (the “Units”), which included the full exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000, and incurring offering costs of approximately $22.4 million.
Simultaneously with the closing of the initial public offering on October 7, 2021, we consummated the sale in a private placement (the “Private Placement”) of an aggregate of 6,400,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to our Sponsor, generating proceeds of $9,600,000.
Our initial stockholders (including our anchor investors) currently hold 5,750,000 founder shares. The founder shares will automatically convert into shares of our Class A common stock on the first business day following the completion of our initial business combination. Prior to our initial business combination, only holders of founder shares will be entitled to vote on the election of directors.
Our anchor investors purchased an aggregate of approximately 22,980,000 units in the initial public offering at the public offering price of $10.00. No anchor investor purchased more than 9.9% of the units offered. Upon the closing our initial public offering, our anchor investors owned, in the aggregate, approximately 79.9% of the outstanding shares of our common stock. In consideration of those purchases, our sponsor entered into an investment agreement with each of the anchor investors pursuant to which our sponsor sold an aggregate of 1,450,758 founder shares, at the original purchase price of approximately $0.004 per share.
Upon the closing of the initial public offering and the Private Placement, $232,300,000 ($10.10 per Unit) of the net proceeds of the sale of the Units in the initial public offering and of the Private Placement Warrants in the Private Placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
Transaction costs of the initial public offering amounted to $22,407,388, consisting of $12,650,000 of underwriters’ fees and discounts, $9,276,147 for the excess fair value of founder shares attributable to the anchor investors, and $465,667 of other offering costs, net of third party vendor credits. The underwriters agreed to defer $8,050,000 of the underwriting discounts and commissions until our consummation of an initial business combination.
Our units began trading on October 5, 2021 on the Nasdaq Global Market (the “Nasdaq”) under the symbol “BHACU.” Commencing on November 26, 2021, the shares of Class A common stock and warrants comprising the units began separate trading on the Nasdaq under the symbols “BHAC” and “BHACW,” respectively. Those units not separated continue to trade on the Nasdaq under the symbol “BHACU.”

Our Sponsor
Our Sponsor is Crixus BH3 Sponsor LLC, a Delaware limited liability company. Our sponsor was founded by affiliates of BH3 Management and is managed and controlled by BH3 Management. The co-sponsors
of Spartacus Acquisition Corporation (Nasdaq: TMTS) (“Spartacus”) are also anchor investors in our sponsor and one of its representatives serves on our investment committee.
Our sponsor and its anchor investors have had numerous points of collaboration and a multi-decade history of investing in real estate, construction, infrastructure and technology investments, and bring together substantial assets and resources of each group with respect to our target sectors, investment selection and diligence, public company governance and management, and capital raising. We intend to capitalize on the ability of our sponsor team to identify and acquire a business that can benefit from the team’s collective expertise and disciplined approach to capital allocation and investment oversight. Our sponsor team has extensive backgrounds and national reach, which we believe position us to take advantage of the significant set of opportunities in the large and changing real estate, construction and infrastructure sectors.
With respect to the above, past experience or performance of our sponsor team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a business combination or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our sponsor team or their respective affiliates as indicative of future performance.
Acquisition Criteria
We believe target sectors within the real estate, construction and infrastructure industries represent a unique assortment of opportunities for value creation given the direct industry experience of our sponsor team. We believe reviewing a large set of potential opportunities increases the probability of finding an attractive business combination and we expect that our target selection process will leverage our sponsor team’s extensive relationship network of family offices, REITs, private equity and venture capital sponsors, as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants who we believe should provide us with significant business combination opportunities.
We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses:

•
Strong Fundamentals
. Companies that have strong fundamentals, and leading positions within the real estate, construction and infrastructure industries, or otherwise derive a large component of revenue or enterprise value from real estate, construction or infrastructure related activities. We intend to evaluate the target businesses based on several factors, including growth characteristics, competitive positioning, profitability margins and sustainability.

•
Hidden Value
. We are looking for unseen value or other characteristics that have been disregarded by the marketplace. We intend to leverage the operational experience and financial acumen of our sponsor team to focus on unlocking value others may have overlooked or our sponsor team may have a unique ability to affect.

•
Attractive Risk Adjusted Returns
. We intend to seek target businesses that we believe will offer an attractive risk-adjusted return on investment for our stockholders. Financial returns will be evaluated based on both organic cash flow growth potential and an ability to create value through new initiatives. Potential upside from growth in the business will be weighed against downside risks.

•
Proven Unit Economics and Growing Companies
.
We intend to seek target businesses that have generated or are expected to generate attractive unit economics at scale. We intend to focus on target businesses that have established and growing revenue streams, or strong potential to establish such revenue. We do not intend to acquire companies that are excessively leveraged.

•
Competitive Position
. We intend to seek target businesses that have, or have a strong potential to establish, a leading, growing or unique niche market position in their respective sectors, and we intend to analyze the strengths and weaknesses of these businesses relative to their competitors. We intend to seek to invest in one or more businesses that demonstrate advantages when compared to their competitors, including capable management team, defensible proprietary technology or market position, strong adoption rates, and relevant domain expertise.

•
Capable Management Team
.
We intend to seek target businesses that have experienced management teams or those that provide a platform for us to assemble an effective and capable management team. We intend to seek management teams with a track record of driving revenue growth and creating value for their stockholders.

•
Benefit from Being a Public Company
.
We intend to seek target businesses that we believe will benefit from being publicly listed and can effectively utilize the broader access to capital and the public profile to grow and accelerate stockholder value creation.

•	Potential for Stable Free Cash Flow . We intend to seek target businesses that have historically generated, or have strong potential to generate, strong and sustainable free cash flow.
In addition, we expect to consider a variety of factors with respect to potential acquisition opportunities, including, among others:

•	financial condition and results of operations;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	stage of development of the business and its products or services;

•	degree of current or potential market acceptance of the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulatory environment and potential future regulation on the business;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other acquisitions, introduction of new products, or product line extensions; and

•	the amount of working capital available.
These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. If we find an opportunity that we believe is more compelling than other opportunities with the characteristics described above, we would pursue such an opportunity. In the event that we decide to enter into our initial business combination with a target business that does not meet a majority of the above criteria and guidelines, we will disclose that the target business does not meet a majority of the above criteria and guidelines in our stockholder communications related to our initial business combination, which, as discussed hereby, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.
In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, investment bankers, advisors, private equity funds and large business enterprises seeking to divest non-core
assets or divisions.

Our Investment Committee and Acquisition Process
In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, as applicable and among other things, commercial and industry due diligence, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial, operational, legal and other information about the target and its industry. To help facilitate this evaluation, we intend to rely on input from our management team, sponsor and directors, including third party diligence providers if and as necessary.
Our process will include sourcing acquisition target candidates from our professional advisors and sponsor team, through a systematic process coordinated by management. Management will then conduct initial reviews of potential candidates which will be aggregated for review by the investment committee, prior to submission to the board for consideration. The investment committee will be comprised of Daniel Lebensohn and Gregory Freedman (our co-CEOs),
Eric Edidin (a board member), Daniel Adan (an independent board member), Neil Subin (an advisory board member), David Mansell (an advisory board member), and Rob Sales (a dedicated third party consultant to the Company). Each of Mr. Edidin, Mr. Adan and Mr. Mansell have substantial private equity and public markets experience evaluating, acquiring and managing operating companies with a similar range of size and stages to our target business combination candidates. Mr. Sales brings specific expertise in performing due diligence and identifying opportunities to create operational and strategic value in prospective target companies.
Each of our directors, officers, and members of our management team, directly or indirectly, own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers is included by a target business as a condition to any agreement with respect to our initial business combination.
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to pfresent a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties or obligations to materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.
Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis. In addition, we may pursue an acquisition opportunity jointly with our sponsor, or one or more of its affiliates (“Affiliated Joint Acquisition”) with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.
In addition, our founders, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.
Initial Business Combination
In accordance with the rules of Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination.

We refer to this as the 80% of net assets test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the target company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion.
We may pursue an Affiliated Joint Acquisition. Our sponsor, or one or more of its affiliates, may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B common stock, issuances or deemed issuances of Class A common stock or equity-linked securities would result in an adjustment to the ratio at which shares of Class B common stock shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all common stock outstanding upon completion of the initial public offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Our sponsor and its affiliates have no obligation to make any such investment, and may compete with us for potential business combinations.
We anticipate structuring our initial business combination so that the post-business combination company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to the foregoing, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Other Considerations
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, founders, officers, advisory board members or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our founders, officers, advisory board members or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
The members of our sponsor team may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination, because our sponsor team has significant experience in identifying and executing multiple acquisition opportunities simultaneously, and we believe there are multiple potential opportunities in the industries of our primary focus.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights in connection with our initial business combination may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees
We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Our Website
Our corporate website address is www.bh3ac.com. The information contained on, or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this Annual Report.
Periodic Reporting and Financial Information
We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the Market Value of the shares of our Class A common stock that are held by non-affiliates
equals or exceeds $700.0 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period.

RISK FACTORS SUMMARY
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “
Risk Factors
,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition, liquidity and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Past performance by our sponsor team or their respective affiliates (including our founders) may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we have a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

•
Participation in the initial public offering by the anchor investors could reduce the public float for our securities, and could result in our inability to satisfy the Nasdaq continued listing requirements.

•	Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

•
We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

•	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

•	Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus
(COVID-19)
pandemic and other events, and the status of debt and equity markets.

•
We may have a limited ability to assess the management of a prospective target business and, as a result, may consummate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•	There may be tax consequences to our initial business combination that may adversely affect us.

•
Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

•
Our warrants are accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our common stocks or may make it more difficult for us to consummate an initial business combination.

•
Our warrant agreement designated the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants effectively worthless.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.10 per share.

•
Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

•
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

•	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

•
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

ITEM 1A. RISK FACTORS
This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Risks Related to Searching for and Consummating a Business Combination
We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently incorporated company incorporated under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we do not complete our initial business combination, we will never generate any operating revenues.
Past performance by our sponsor team or their respective affiliates (including our founders) may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.
Information regarding past performance is presented for informational purposes only. Any past experience or performance of our founders, our sponsor team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our founders, our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment with us is not an investment in our sponsor, and does not in any way create an advisory relationship between our sponsor and any of our stockholders.
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we have a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek stockholder approval to complete such a transaction.

Except as required by law or stock exchange, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we complete.
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
Participation in the initial public offering by the anchor investors could reduce the public float for our shares, and could result in our inability to satisfy the Nasdaq continued listing requirements.
Our anchor investors purchased an aggregate of approximately 22,980,000 of the units in the initial public offering and the underwriters have sold to the anchor investors such amount of units. Such purchases reduced the available public float for our securities. Any such reduction in our available public float may consequently reduce the trading volume and liquidity of our securities and increase the volatility of our securities relative to what they would have been had such securities been purchased by public investors. In addition, in order to continue to satisfy Nasdaq’s continued listing requirements after the initial public offering, among other requirements, we must have a minimum of 400 round lot holders of our securities. To the extent our public float is limited due to purchases made by the anchor investors, we may be more likely than other companies to fall below the required public holder threshold in the future.
If we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote shares held by them, and our anchor investors have agreed to vote (or abstain from voting) founder shares held by them, in favor of such initial business combination, regardless of how our public stockholders vote.
Holders of our founder shares collectively own, on an
as-converted
basis, 20% of the issued and outstanding shares of our common stock upon the completion of the initial public offering. Our initial stockholders, members of our management team and our anchor investors also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. If we submit our initial business combination to our public stockholders for a vote, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed to vote their founder shares and any shares purchased prior to the initial business combination, in favor of our initial business combination. As a result, if all issued and outstanding shares are voted, in addition to our founder shares (assuming all anchor investors vote their founder shares in favor of the business combination), we would need 8,625,001 (or 37.5%) of the 23,000,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. If only the minimum number of shares representing a quorum are voted, in addition to our founder shares, we would need 2,875,001 (or 12.5%) of the 23,000,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved.

Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and each member of our management team to vote shares held by them, and our anchor investors to vote founder shares held by them (subject to the right to abstain from voting), in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. The anchor investors purchased all of the units that they have expressed an interest in purchasing in the initial public offering, and in the event they hold all such units until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the founder shares, no affirmative votes from other public stockholders would be required to approve our initial business combination. The anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a stockholder vote.
Although none of our initial stockholders, directors or officers have any current intention to purchase our public shares after the initial public offering, they are not restricted from doing so and there is no ceiling on the number of our public shares they may purchase. If they purchase any of our public shares and retain such public shares until any stockholder vote on our initial business combination, the approval of our initial business combination by our stockholders will be even more likely. However, because our anchor investors are not obligated to continue owning any public shares following the closing of the initial public offering and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of the anchor investors will be stockholders at the time of any stockholder vote on our initial business combination, and, if they are public stockholders, we cannot assure you as to how such anchor investors will vote on our initial business combination if any such stockholder vote occurs. Although no assurance can be given as to the manner in which the anchor investors will vote any public shares they hold in the event of such stockholder vote, because of their ownership in the founder shares, the anchor investors may have interests that differ from those of other public stockholders with respect to a vote on an initial business combination, and such ownership may provide an incentive for them to vote their public shares in favor of our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per share value of shares held by non-redeeming
stockholders will reflect our obligation to pay the deferred underwriting fees.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing.

Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.
The requirement that we complete an initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete an initial business combination within 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable, from the closing of the initial public offering if we were to extend the period of time to consummate our initial business combination). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
The coronavirus
(COVID-19)
pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.
The outbreak of the coronavirus has resulted in a widespread health crisis that is adversely affecting the economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to the coronavirus restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which the coronavirus impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. If the disruptions posed by the coronavirus or other matters of global concern continue for an extended period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination. Although the long-term economic fallout of
COVID-19
is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy.

In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing and the coronavirus pandemic and other related events could have a material adverse effect on our ability to raise adequate financing.
The
COVID-19
pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and any cross-border transactions and may make it more difficult to assess the future performance of any target business.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
Changes in the market for directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
Recently, the market for directors and officers’ liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.
The increased cost and decreased availability of directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholder who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and our strategy will be to identify, acquire and build a company in our target investment area, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses and our strategy will be to identify, acquire and build a company in our target investment area, it is possible that a target business with which we enter into our initial business combination will not have attributes consistent with our general criteria and guidelines. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
A slowdown in economic growth in the markets in which our business operates may materially and adversely affect our business, financial condition, liquidity and results of operations, the value of our securities and the trading price of our shares following our business combination.
Following the business combination, our results of operations, liquidity and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the business operates. The specific economy could be adversely affected by various factors, such as political or regulatory action, including business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may materially and adversely affect our business, financial condition, liquidity and results of operations, the value of our securities and the trading price of our shares following the business combination.
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons locates there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.
We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.
A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.
If (i) we issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

This may make it more difficult for us to complete an initial business combination with a target business as such adjustment would preserve the dilutive effect of the warrants.
If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, where otherwise permissible under applicable laws, rules and regulations, although they are under no obligation to do so. However, other than as expressly stated hereby, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.
Such a purchase may include a contractual acknowledgment that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 18 months (or the next 21 months or 24 months, as applicable), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for at least the next 18 months (or the next 21 months or 24 months, as applicable), assuming that our initial business combination is not completed during that time. We believe that, upon closing of the initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor will be sufficient to allow us to operate for at least the next 18 months (or 21 months or 24 months, as applicable); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we do not complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.10 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the prescribed time frame or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock; or (c) absent our completing an initial business combination within within the prescribed time frame, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
Recently, a purported shareholder of certain special purpose acquisition companies initiated derivative lawsuits asserting that such special purpose acquisition companies are investment companies under Investment Company Act, because proceeds from their initial public offerings are invested in short-term United States government securities and qualifying money market funds. Under the provision of the Investment Company Act relied upon in the lawsuits, an investment company is defined as a company that is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Consistent with longstanding interpretations of the Investment Company Act, and its plain statutory text, any company that temporarily holds short-term United States government securities and qualifying money market funds, while engaging in its primary business of seeking a business combination with one or more operating companies, is not an investment company under the Investment Company Act.

The Company believes that a special purpose acquisition company is not an investment company under the Investment Company Act if it (i) engages in its stated business purpose of identifying and attempting to complete, or completing, a business combination with one or more operating companies within a specified period of time and (ii) holds short-term United States government securities and qualifying money market funds in its trust account pending completion of its initial business combination. However, there can be no assurance that an adverse result in one or more such proceedings would not have a potentially material adverse effect on the Company or its business purpose.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

There may be tax consequences to our initial business combination that may adversely affect us
.
While we expect to undertake any initial business combination so as to minimize taxes both to the acquired business and/or asset and us, such initial business combination might not meet the statutory requirements of a tax-free
reorganization, or the parties might not obtain the intended tax-free
treatment upon a transfer of shares or assets. A
non-qualifying
reorganization could result in the imposition of substantial taxes.

Risks Related to the Post-Business Combination Company
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
We may have a limited ability to assess the management of a prospective target business and, as a result, may consummate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-business combination company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of our Class A common stock in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of our Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.
We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
Of the net proceeds from the initial public offering and the sale of the private placement warrants, approximately $223,950,000 will be available to complete our business combination and pay related fees and expenses (after taking into account $8,050,000 of deferred underwriting commissions being held in the trust account and payment of estimated offering expenses and assuming no redemptions of our public shares).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments.

Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriation of assets.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.
Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Risks Related to Conflicts of Interest of our Officers, Directors and Others
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. In addition, directors or members of our management team who remain with us, or their affiliates, may be paid consulting or management fees from the combined company following the closing of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to an agreement entered into in connection with the issuance and sale of the securities in the initial public offering, our sponsor, upon completion of an initial business combination, will be entitled to nominate at least two individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration rights agreement.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Our officers and directors presently have, and any of them in the future may have additional fiduciary or contractual obligations to other entities, including to a blank check company, and accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Until we complete our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties. Furthermore, we expect that, to minimize potential conflicts, our target investments will have characteristics appropriate for public companies and, accordingly, or due to other characteristics, will not be suitable for private equity-style investments, which may limit the pool of suitable acquisition targets. However, we do not believe that any potential conflicts would materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

In addition, our founders and our directors and officers may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis.
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation or participation in one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our founders and our directors and officers may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire prior to a business combination), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
Prior to the initial public offering, our initial stockholders purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Prior to the initial investment in the Company of $25,000 by our initial stockholders, the Company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 6,400,000 private placement warrants, each whole warrant exercisable to purchase one share of our Class A common stock at a price of $11.50 per share, for a purchase price of $9,600,000, or $1.50 per whole warrant, that will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, and we may pay our sponsor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and completing an initial business combination.
The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the
18-month
(or
21-month
or
24-month,
as applicable) anniversary of the closing of the initial public offering nears, which is the deadline for our completion of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred underwriting commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any underwriter or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their affiliates prior to the date that is 60 days from the date of this Annual Report, unless such payment would not be deemed underwriters’ compensation in connection with the initial public offering. The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters or their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
Members of our sponsor team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.
During the course of their careers, members of our sponsor team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings arising out of or relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.
Risks Related to Our Securities
We may not be able to complete an initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 18 months from the closing of the initial public offering (or 21 months or 24 months, if we have extended the period of time as described in this Annual Report). We may not be able to find a suitable target business and complete an initial business combination within 18 months after the closing of the initial public offering (or 21 months or 24 months, as applicable). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described in this Annual Report. If we have not completed an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up;

(ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, despite our compliance with the tender offer rules or proxy rules, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described in this Annual Report, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable) or (B) with respect to any other provisions relating to the rights of our Class A common stock, and (iii) the redemption of our public shares if we have not completed an initial business within 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable), subject to applicable law and as further described in this Annual Report. Public stockholders who redeem their shares of Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if have not completed an initial business combination within 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable), with respect to such Class A common stock so redeemed. In addition, if we do not complete an initial business combination within 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable) is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable) before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to such warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units, Class A common stock and public warrants are listed on Nasdaq. Although after giving effect to the initial public offering we me, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum bid price of $1.00 per share, a minimum market value of our listed securities of $50 million and a minimum number of holders of our securities (generally 400 public holders).
Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our minimum bid price would generally be required to be at least $4.00 per share, the minimum market value of our listed securities must be at least $75 million, and we would be required to have a minimum of 400 round lot holders of our securities, with at least 50% of such round lot holders holding unrestricted securities with a market value of at least $2,500. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on Nasdaq, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had (and continue to have) net tangible assets in excess of $5,000,000 upon the completion of the initial public offering and the sale of the private placement warrants and filed a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

Moreover, if the initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the shares of our Class A common stock included in the units sold in the initial public offering, you will lose the ability to redeem all such shares in excess of 15% of the shares of our Class A common stock included in the units sold in the initial public offering.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the public shares included in the units sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.10 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek (and will continue to seek) to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed an initial business combination within 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.10 per public share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a business combination transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers, and our obligation to indemnify our officers and directors may have certain adverse consequences.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we complete an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.10 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income, net of taxes payable. Negative interest rates could reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.10 per share.
If we have not completed an initial business combination within 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable), our public stockholders may be forced to wait beyond such time period before redemption from our trust account.
If we have not completed an initial business combination within 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described in this Annual Report. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up,
liquidate the trust account and distribute such amount, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24 th
month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the completion of our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
Holders of our Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the completion of an initial business combination.
You will not be permitted to exercise your warrants unless we register and qualify the underlying shares of Class A common stock or certain exemptions are available.
If the sale of the shares of Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units.

We have not registered the sale of the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement under the Securities Act covering the sale of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in such registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.
If the sale of the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.
In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the sale of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.
If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.
Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the sale of the shares of our Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of our Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.
If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis in the circumstances. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the shares of our Class A common stock, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of our Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.
The grant of registration rights to our initial stockholders and anchor investors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of the shares of our Class A common stock.
Pursuant to an agreement entered into in connection with the issuance and sale of the securities in the initial public offering, our initial stockholders, the anchor investors and their permitted transferees can demand that we register the shares of our Class A common stock into which founder shares are convertible, the private placement warrants and the shares of our Class A common stock issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the shares of our Class A common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the shares of our Class A common stock issuable upon exercise of such private placement warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude.
This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or their permitted transferees are registered.
We may issue additional shares of our Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of our Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of our Class A common stock, par value $0.0001 per share, 20,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of the date hereof, there are 177,000,000 and 14,250,000 authorized but unissued shares of our Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the shares of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination as described in this Annual Report and in our amended and restated certificate of incorporation. As of the date hereof, there are no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of our Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in the initial public offering;

•	may subordinate the rights of holders of our Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•
could cause a change in control if a substantial number of shares of our Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

•	will not result in adjustment to the exercise price of our warrants.
Unlike some other similarly structured blank check companies, holders of our founder shares will receive additional shares of our Class A common stock if we issue shares to complete an initial business combination.
The founder shares are shares of Class B common stock that will automatically convert into shares of our Class A common stock on the first business day following the completion of our initial business combination at a ratio such that the number of shares of our Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of shares of our Class A common stock issued and outstanding upon completion of the initial public offering, plus (ii) the sum of (a) all shares of our Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company in connection with or in relation to the completion of the initial business combination, excluding (1) any shares of our Class A common stock or equity-linked securities exercisable or exchangeable for or convertible into shares of our Class A common stock issued, or to be issued, to any seller in the initial business combination and (2) any private placement warrants issued to our sponsor or any of its affiliates upon conversion of working capital loans, minus (b) the number of public shares redeemed by public stockholders in connection with our initial business combination. In no event will the shares of our Class B common stock convert into shares of our Class A common stock at a rate of less than one-to-one.
This is different than some other similarly structured blank check companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of our Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of a majority of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable) or with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least a majority of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business
combination activity, without approval by a certain percentage of the Company’s stockholders. In those companies, amendment of these provisions typically requires approval by 90% of the Company’s stockholders attending and voting at an annual meeting. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business
combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described in this Annual Report) may be amended if approved by holders of a majority of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least a majority of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding shares of common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, anchor investors and their permitted transferees, if any, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the prescribed time frame, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares.

These agreements are contained in letter agreements that we entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
Certain agreements related to the initial public offering may be amended without stockholder approval.
Certain agreements, including the underwriting agreement relating to the initial public offering, the letter agreement among us, our sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of an initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
Although we believe that the net proceeds of the initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders and not previously released to us to pay our taxes on the liquidation of our trust account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our trust account, and our warrants will expire worthless.
Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
As of the date hereof, our initial stockholders owned, on an as-converted
basis, approximately 14.4% of the issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of our Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report.

Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by holders of our founder shares, all of which are held by our initial stockholders and the anchor investors,, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.
Concentration of ownership among our sponsor and the anchor investors may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our public shares.
On completion of our initial public offering, our anchor investors, in the aggregate, owned 79.9% of the outstanding shares of our common stock upon the completion of the initial public offering, and the anchor investors, together with our sponsor, owned collectively approximately 99.9% upon the completion of the initial public offering. As a result, the anchor investors as a group have substantial control over us and be able to exercise significant influence over all matters requiring stockholder approval. For example, in the event that the anchor investors vote their public shares in favor of our initial business combination (although they are not contractually obligated to, their interest in our founder shares may provide an incentive for them to do so), we would not need any additional public shares sold in the initial public offering to be voted in favor of our initial business combination to have our initial business combination approved. This potential concentration of influence could be disadvantageous to other stockholders with interests different from those of our sponsor or the anchor investors. In addition, this potential significant concentration of share ownership may adversely affect the trading price of our public shares because investors often perceive disadvantages in owning shares in companies with principal stockholders.
The anchor investors are not restricted from selling any units (including the underlying securities) that they purchase in the initial public offering, and any such sales may adversely affect the trading price of our securities.
Our anchor investors purchased an aggregate of approximately 22,980,000 of the units in the initial public offering and the underwriters have sold to the anchor investors such amount of units. The anchor investors will not be subject to any agreements restricting them from transferring the units (including the underlying securities) that they purchased in the initial public offering. As such, the anchor investors are free to sell the units and, once separately tradable, the shares and warrants in the quantities and at the times they so desire. Any such sales may adversely affect the trading price of our securities.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. In addition, we may amend the terms of our warrant agreement to allow for our warrants to be classified as equity in our financial statements with the approval by the holders of at least a majority of the public warrants and the private placement warrants, voting together as a single class. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. Amending our warrant agreement to allow for our warrants to be classified as equity in our financial statements will require a vote of holders of at least a majority of the public warrants and the private placement warrants, voting together as a single class.

Otherwise, amending our warrant agreement requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants; provided that, solely in the case of an amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants that does not adversely affect any of the terms of the public warrants, such amendment will require only the written consent or vote of the registered holders of at least a majority of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our common stocks or may make it more difficult for us to consummate an initial business combination.
We account for the 17,900,000 warrants to be issued in connection with the initial public offering (the 11,500,000 warrants included in the units and the 6,400,000 private placement warrants,) as a warrant liability and recorded the liability at fair value upon issuance. We will record any changes in fair value in our statement of operations for each period reported as determined by us based upon valuation reports obtained from an independent third-party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and we will incur significant expense in valuing such liabilities on a quarterly basis. Moreover, potential business combination partners may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States of America have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition, liquidity and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants effectively worthless.
We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants.
In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of our Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of common stock received is capped at 0.361 shares of our Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.
Our warrants and founder shares may have an adverse effect on the market price of the shares of our Class A common stock and make it more difficult to effectuate our initial business combination.
We have issued warrants to purchase 11,500,000 shares of our Class A common stock and 6,400,000 private placement warrants, each whole warrant exercisable to purchase one share of our Class A common stock at a price of $11.50 per share. Our initial stockholders currently own 5,750,000 founder shares. The founder shares are convertible into Class A common stock on a one-for-one
basis, subject to adjustment as set forth in this Annual Report. In addition, if our sponsor or any of its affiliates makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Our public warrants are also redeemable by us for shares of our Class A common stock.
To the extent we issue Class A common stock for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of our Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Such warrants when exercised will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of our Class A common stock issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
The private placement warrants are identical to the warrants sold as part of the units in the initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the shares of our Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.

Because each unit contains
one-half
of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains
one-half
of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon separation of the units, a holder of warrants would be entitled to receive a fractional warrant, we will round down to the nearest whole number the number of warrants to be issued to such holder. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of our Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions includes a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of shares of our Class B common stock, which have been issued to our sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and the regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.
Since only holders of our founder shares will have the right to vote on the election of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a ‘controlled company’ within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.
Until the consummation of our initial business combination, only holders of our founder shares have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a ‘controlled company’ within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have independent director oversight of our director nominations.
We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in
rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq corporate governance requirements.
An investment in our securities may involve uncertain or adverse U.S. federal income tax consequences
.
An investment in our securities may involve uncertain or adverse U.S. federal income tax consequences. For instance:

•
because there are no authorities that directly address instruments similar to the units we are issuing in the initial public offering, the allocation an investor makes with respect to the purchase price of the unit between the share of common stock and one-half
of one warrant included in the unit could be challenged by the Internal Revenue Service of the United States (“IRS”) or the courts.

•
if we make distributions on our common stock, such distributions generally will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. The ability of a holder to seek redemption of their shares may be viewed as a position with respect to substantially similar or related property which diminishes your risk of loss and thereby affects your ability to satisfy the holding period requirements for the dividends received deduction or the preferential tax rate on qualified dividend income with respect to the time period prior to the approval of an initial business combination.

•
our warrants may be exercised on a cashless basis in certain situations as described in this Annual Report. Although there is no direct legal authority as to the U.S. federal income tax treatment of an exercise of a warrant on a cashless basis, we intend to take the position that such exercise will not be taxable, either because the exercise is not a gain realization event or because it qualifies as a tax-free
recapitalization.

In the former case, it is unclear whether a holder’s holding period for the shares of our Class A common stock will commence on the date of exercise of the warrant or the day following the date of exercise of the warrant. In the latter case, the holding period of the common stock would include the holding period of the exercised warrants. However, our position is not binding on the IRS and the IRS may treat a cashless exercise of a warrant as a taxable exchange.

•
any capital gain or loss you realize on a sale or other disposition of our common stock will generally be long-term capital gain or loss if your holding period for the common stock is more than one year. However, the redemption feature of the common stock could affect your ability to satisfy the holding period requirements for the long-term capital gain tax rate with respect to the time period prior to the approval of an initial business combination.

Each prospective investor is urged to consult a tax advisor with respect to the specific tax consequences of the acquisition, ownership and disposition of our securities, including the applicability and effect of state, local, or foreign tax laws, as well as U.S. federal tax laws.
General Risks
We would be subject to a second level of U.S. federal income tax on a portion of our income if we are determined to be a personal holding company (a “PHC”), for U.S. federal income tax purposes.
A U.S. corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt
organizations, pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents).
Depending on the date and size of our initial business combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of PHC income as discussed above. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our sponsor and certain tax-exempt
organizations, pension funds and charitable trusts, it is possible that more than 50% of our stock may be owned or deemed owned (pursuant to the constructive ownership rules) by such persons during the last half of a taxable year. Thus, no assurance can be given that we are not now and will not become a PHC in the future. If we are or were to become a PHC in a given taxable year, we would be subject to an additional PHC tax, currently 20%, on our undistributed PHC income, which generally includes our taxable income, subject to certain adjustments.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.
Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the Market Value of our Class A common stock held by non-affiliates
equals or exceeds $700.0 million as of any June 30
th
before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we intend to rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates
equaled or exceeded $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our shares of common stock held by non-affiliates
equaled or exceeded $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We currently maintain our executive offices at Crixus BH3 Acquisition Company, C/O BH3 Management LLC, 819 NE 2
nd
Avenue, Suite 500, Fort Lauderdale, FL 33304. The cost for this space is included in the $15,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our equity securities trade on the Nasdaq Global Market. Each of our units consists of one share of Class A common stock and one-half
of one warrant and, commencing on October 5, 2021, trades on the Nasdaq under the symbol “BHACU.” The shares of Class A common stock and warrants underlying our units began trading separately on the Nasdaq under the symbols “BHAC” and “BHACW,” respectively, on November 26, 2021.
Holders of Record
As of March 1, 2022, there was one holder of record of our units, two holders of record of our Class A common stock and one holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.
Dividends
We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Use of Proceeds from our Initial Public Offering
On October 7, 2021, we consummated our initial public offering of 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the exercise in full of the underwriters’ over-allotment option, at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Guggenheim Securities, LLC and BTIG, LLC served as joint bookrunners. The securities sold in the initial public offering were registered under the Securities Act on registration statement on Form
S-1
(No.
333-259269).
The registration statements became effective on October 4, 2021.
Of the gross proceeds received from the initial public offering and the private placements of Private Warrants, $232,300,000 was placed in the Company’s trust account, with Continental Stock Transfer & Trust Company acting as trustee.
For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Annual Report.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited consolidated financial statements, including the related notes, appearing elsewhere in this Form
10-K.
All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. As used in this Form
10-K,
unless the context suggests otherwise, “we,” “us,” “our,” or “the Company” refer to Crixus BH3 Acquisition Company.
Overview
We are a newly organized blank check company incorporated on February 23, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We were initially incorporated under the name BH3 Acquisition Corp. and subsequently changed our name to Crixus BH3 Acquisition Company on July 21, 2021. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.
Our units began trading on October 5, 2021 on the Nasdaq Global Market (the “Nasdaq”) under the symbol “BHACU.” Commencing on November 26, 2021, the shares of Class A common stock and warrants comprising the units began separate trading on the Nasdaq under the symbols “BHAC” and “BHACW,” respectively. Those units not separated continue to trade on the Nasdaq under the symbol “BHACU.”
Transaction costs of the initial public offering amounted to $22,407,388, consisting of $12,650,000 of underwriters’ fees and discounts, $9,276,147 for the excess fair value of founder shares attributable to the anchor investors, and $481,242 of other offering costs. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.
Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.
If we are unable to consummate an initial business combination within 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable), we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.20 per share of common stock if we extend the period of time to consummate a business combination once, and approximately $10.30 per share of common stock if we extend the period of time to consummate a business combination twice (in each case, regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Liquidity and Capital Resources
Our liquidity needs from the period of February 23, 2021 (inception) through October 7, 2021 (date of the initial public offering) had been satisfied through the cash receipt of $25,000 from our initial stockholders to purchase the Founder Shares, and a loan of $300,000 pursuant to a note issued to our Sponsor (the “Note”). Subsequent to the consummation of the initial public offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or its affiliates may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). To date, there are no amounts outstanding under any Working Capital Loans.
As of December 31, 2021, the Company had approximately $1.13 million in cash outside of the trust account available for working capital needs and $232.3 million of cash and investment in liquid securities held in trust, which is not available for working capital needs.
Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Our management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity from inception up to October 7, 2021 was in preparation for our initial public offering and, since the consummation of our initial public offering, the search for a prospective target business. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the period from February 23, 2021 (inception) through December 31, 2021, we had net income of approximately $12.43 million, which consisted of gain of $14.40 million from change in fair market valuation of derivative warrant liability, $.56 million in general and administrative expenses, $1.39 million in offering costs related to the public warrants, and loss from investment in the Trust Account of approximately $15,000.
Founder Shares
In March 2021, our initial stockholders purchased 5,750,000 shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000 (1,450,758 of which were subsequently sold to our anchor investors at cost). Our Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The underwriters exercised their over-allotment option in full on October 7, 2021. As a result, these shares were no longer subject to forfeiture.
Holders of our Founder Shares (including the anchor investors) have agreed not to transfer, assign or sell any of their founder shares and any shares of our Class A common stock issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination; and (ii) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property (except to certain permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares (except that our anchor investors will be permitted to abstain from voting founder shares).

Private Placement Warrants
Simultaneously with the closing of the initial public offering, on October 7, 2021, we consummated the Private Placement of 6,400,000 Private Placement Warrants in the aggregate at a price of $1.50 per Private Placement Warrant to our Sponsor, generating proceeds of $9,600,000.
Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to our Sponsor was added to the proceeds from the initial public offering held in the Trust Account. If we do not complete a Business Combination by April 7, 2023 (or by July 7, 2023 or October 7, 2023, as applicable, if the Company extends the period of time to consummate a Business Combination), the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis so long as they are held by our Sponsor or permitted transferees.
The Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Loans
On March 12, 2021, the Sponsor and the Company executed an unsecured promissory note pursuant to which the Company had the ability to borrow up to $300,000 in the aggregate to cover expenses in connection with the Initial Public Offering (the “Promissory Note”). The Promissory Note was
non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $145,000 under the Promissory Note and the full amount was repaid on October 7, 2021. No subsequent draws were made against the Promissory Note following repayment on October 7, 2021 and the outstanding balance remained at $0 as of December 31, 2021.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.
The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates.

Contractual Obligations
Registration Rights
The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination.
However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the founder shares, as described in the following paragraph, and (ii) in the case of the private placement warrants and the respective shares of our Class A common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Except as described in this Annual Report, the holders of the founder shares (including the anchor investors) have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (a) one year after the completion of our initial business combination, or (b) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our sponsor with respect to any founder shares. We refer to such transfer restrictions throughout this Annual Report as the lock-up.
In addition, pursuant to the registration rights agreement, our sponsor, upon completion of an initial business combination, will be entitled to nominate up to three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration rights agreement.
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, paid upon the closing of the initial public offering and Over-Allotment. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant Liabilities
We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity
 (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820,
Fair Value Measurement
, with changes in fair value recognized in the Statement of Operations in the period of change.
Investments Held in the Trust Account
Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.
Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. In order to determine the net income (loss) attributable to both the Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class B common stock for the period from March 12, 2021 through December 31, 2021, reflective of the respective participation rights.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

For the Period from February 23, 2021 (Date of Inception) Through December 31, 2021
Net Income	$12,427,342

Accretion of Class A common stock to redemption amount	$(37,127,388)

Net loss including accretion of temporary equity to redemption value	$(24,700,046)

	For the Period from February 23, 2021 (Date of Inception) Through December 31, 2021
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net loss including accretion of temporary equity to redemption value	$(13,458,849)	$(11,241,197)
Accretion of Class A common stock to redemption amount	37,127,388	—

Net income (loss)	$23,668,539	$(11,241,197)

Denominator:
Weighted Average Shares	6,884,354	5,750,000

Basic and diluted income (loss) per ordinary share	$3.44	$(1.95)

As of December 31, 2021, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented
Recent Accounting Pronouncements
Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to Pages
F-1
through
F-6
following Item 16, which comprise a portion of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of our fiscal year ended December 31, 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our
Co-Chief
Executive Officers (CEOs) and Chief Financial Officer (CFO). Based upon that evaluation, the CEOs and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEOs and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that the CEOs and CFO believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Management’s Annual Report on Internal Control Over Financial Reporting
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer, or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.
Changes in internal controls over financial reporting.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form
10-K
that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our officers and directors are as follows:

Name	Age	Position
Daniel Lebensohn	50	Co-Chief Executive Officer and Director
Gregory Freedman	41	Co-Chief Executive Officer, Chief Financial Officer and Director
Eric Edidin	50	Director
Michelle Guber	35	Chief Operating Officer
Daniel Adan	38	Director
Dwight “Arne” Arnesen	66	Director
Jonathan Roth	59	Director
Mark Rose	58	Director
Daniel Lebensohn
has served as our
Co-Chief
Executive Officer and a director since our inception in February 2021. Mr. Lebensohn has been
Co-Chief
Executive Officer of BH3 Management since 2009 and
Co-Portfolio
Manager of BH3 Debt Opportunity Fund I, L.P. since 2018, where, in conjunction with Gregory Freedman, he oversees all acquisitions, investing activities, financings, development, related operating company oversight and various fiduciary responsibilities for more than 25 affiliated real estate investment and development companies. Prior to co-founding
BH3 Management, Mr. Lebensohn practiced commercial real estate law for over ten years at Hartman and Craven LLP, during a portion of which he served as in-house
counsel to a Manhattan based real estate owner, operator and developer, and invested in and operated various real estate investments. He has over two decades of investment and operational experience related to the real estate and construction sectors. Mr. Lebensohn holds a Bachelor’s Degree in English from SUNY Albany and a Juris Doctorate from The New York Law School. We believe Mr. Lebensohn is qualified to service on our board of directors due to his significant experience in real estate, transactions, management, and operations, and his past fiduciary roles.
Gregory Freedman
has served as our
Co-Chief
Executive Officer and a director since our inception in February 2021 and as our Chief Financial Officer since March 2021. Mr. Freedman has been
Co-Chief
Executive Officer of BH3 Management since 2009 and
Co-Portfolio
Manager of BH3 Debt Opportunity Fund I, L.P. since 2018, where, in conjunction with Daniel Lebensohn, he oversees all acquisitions, investing activities, financings, development, related operating company oversight and various fiduciary responsibilities for more than 25 affiliated real estate investment and development companies. Prior to co-founding
BH3 Management, Mr. Freedman managed a private bridge lending firm focused on providing transitional debt products for commercial and residential real estate. He has 18 years of investment and operational experience related to the real estate and construction sectors and holds a Bachelor’s Degree in Finance from Florida Atlantic University. We believe Mr. Freedman is qualified to service on our board of directors due to his significant experience in real estate, transactions, management, and operations, and his past fiduciary roles.
Eric Edidin
has served as a director since our inception in February 2021. Mr. Edidin has been Executive Chairman of BH3 Management since 2020. Mr. Edidin is the co-founder
and, since 2020, the
Co-Chief
Executive Officer of Council Advisors Capital, an investment partnership. As the Executive Chairman of BH3 Management, Mr. Edidin is responsible for overseeing the implementation and execution of BH3’s institutional products. Mr. Edidin previously served as a board member of Spartacus Acquisition Corporation, which completed a business acquisition with NextNav in October 2021. Mr. Edidin was
Co-Founder
and, from 2006 to 2019,
Co-Managing
Partner of Archer Capital Management, an investment partnership with peak assets under management of $1.4 billion, which invested in more than 45 blank check companies and numerous commercial real estate related loans, assets, REITs and operating companies. At Archer Capital Management, Mr. Edidin was involved in the formation of the predecessor firm to BH3 Management and has partnered on numerous investment projects with both BH3 Management and its predecessor. From 2001 to 2006, Mr. Edidin was a Portfolio Manager and
Co-Head
of Credit Investments at York Capital Management.

Mr. Edidin also previously held an investment related position at Morgan Stanley Capital Partners and a restructuring advisory position at The Blackstone Group. Throughout his career, Mr. Edidin has served as a board member and credit committee member of numerous companies. Mr. Edidin serves on the board and audit committee of Spartacus Acquisition Corporation (NASDQ: TMTS) and the boards of several other private companies, as well as the investment committee of the Jewish Communal Fund of New York and the Jewish Federation of Los Angeles. Mr. Edidin holds a Bachelor’s Degree in Business Administration from the University of Michigan and a Master’s Degree in Business Administration from Harvard Business School. We believe Mr. Edidin is qualified to service on our board of directors due to his significant experience in real estate, transactions, management, and operations, and his past fiduciary roles.
Michelle Guber
has served as our Chief Operating Officer since our inception in February 2021. Ms. Guber has been the Chief Operating Officer of BH3 Management since 2018 and was an Assistant Portfolio Manager of BH3 Management from 2018 until 2020. From 2015 to 2017, Ms. Guber was a member of the Capital Markets Group at Hines, a multi-national privately owned real estate development firm active in 25 countries. While at Hines, she was involved in developing and cultivating capital partnerships with institutional investors for a variety of Hines investments and development projects. Ms. Guber holds a Bachelor’s Degree in Finance from the University of Colorado – Boulder and a Master’s Degree in Real Estate from New York University.
Daniel Adan
has served as a director since the closing of our initial public offering in October 2021. Mr. Adan has been a Partner of Halmos Capital, a boutique private equity firm, which he co-founded,
since 2018. At Halmos, Mr. Adan leads functions related to sourcing, underwriting, negotiating, closing and managing control transactions in operating companies in various industries. Mr. Adan has significant experience investing in both private and public companies across a variety of industries including notable investments in the real estate and out-of-home
advertising sectors. Prior to Halmos, from 2016 to 2018 Mr. Adan was Director of Research of the Fundamental Strategies group at Magnetar Capital, a multi-strategy hedge fund with over $13 billion of assets under management. Prior to Magnetar, from 2007 to 2016, Mr. Adan was a portfolio manager and Managing Director at Perry Capital, a multi-strategy hedge fund with over $10 billion of assets under management, where he was responsible for a variety of asset classes and strategies. Mr. Adan began his career in 2005 within the Investment Banking Division at Goldman Sachs & Co., where he advised corporate management teams within the Industrials, Business Services and Energy sectors. Mr. Adan holds a Bachelor’s Degree in Finance from the Warrington College of Business at the University of Florida. He sits on the Board of Directors at KIPP NJ and KIPP Miami where he chairs the Finance Committee. We believe Mr. Adan is qualified to service on our board of directors due to his significant experience in private equity transactions, management, and operations.
Dwight “Arne” Arnesen
has served as a director since the closing of our initial public offering in October 2021. Mr. Arnesen retired as Senior Managing Director of Rockwood Capital in 2020, where he served on various Investment and Portfolio Management Committees and led the firm’s East Coast acquisitions efforts. Mr. Arnesen was a Senior Managing Director and the Head of Acquisitions of Castle Lanterra Properties from May 2021 to February 2022. Among other responsibilities, for over 10 years he oversaw the selection of projects and local operators as well as the negotiation and structuring of transactions. Previously, Mr. Arnesen held senior roles in both acquisitions and asset management as Managing Director of Acquisitions in North America and Head of Asset Management for JER Partners and JER’s European funds. Prior to JER, Mr. Arnesen was a Managing Director and co-head
of U.S. acquisitions at Starwood Capital Group Global LLC, sitting on the firm’s various investment committees. Before joining Starwood, Mr. Arnesen was a Principal at JPMorgan Partners (formerly known as Chase Capital Partners), where he started the firm’s real estate practice. Prior to his tenure at JP Morgan Partners, Mr Arnesen was a senior officer in the real estate workout group of Chemical Bank/Chase Manhattan Bank for 11 years, where he worked on problem loans and non-performing
assets. Mr. Arnesen started his career practicing law in 1980 before transitioning to real estate banking at Chemical Bank between 1981 and 1985. Mr. Arnesen is a member of the New York State Bar, the Urban Land Institute, the International Council of Shopping Centers, and other professional organizations. He is a member of Business Executives for National Security, as well as a member of the Board of Directors of St Francis Hospital, Grenville Baker Boys and Girls Club and Rand Corporations’ Global Risk and Security group. Mr. Arnesen holds a Bachelor’s Degree in History, Economics and Business from Vanderbilt University (including a semester at University College, Oxford) and a Juris Doctorate from Washington and Lee University. We believe Mr. Arnesen is qualified to service on our board of directors due to his significant experience in real estate, transactions, management, and operations, and his past fiduciary roles.

Jonathan Roth
has served as a director since the closing of our initial public offering in October 2021. Mr. Roth is a
Co-Founder
and Managing Partner of 3650 REIT. Previously, Mr. Roth served as President of Canyon Partners Real Estate LLC, where he oversaw the management of Canyon Partners’ real estate investment arm. An expert in complex commercial, land, retail, office, hospitality, condominium and multifamily transactions and portfolios, Mr. Roth directly led the acquisition and origination teams for Canyon Partners and served on the investment committees for many of the Canyon Partners platforms. Prior to joining Canyon Partners, Mr. Roth was a Partner at the international law firm of Loeb & Loeb and specialized in all aspects of real estate transactions. Mr. Roth has served on multiple philanthropic boards and has worked with several leading medical institutions including the USC Center for Applied Molecular Medicine, UCLA Medical Center, Cedars Sinai Hospital, and Ronald Reagan Medical Center. Mr. Roth currently sits on the Board of Governors for Cedars Sinai Hospital and serves as director of Pier House Capital, Inc. Mr. Roth holds a Bachelor’s Degree in English Literature from the University of California, Los Angeles and a Juris Doctorate from Loyola Law School. We believe Mr. Roth is qualified to service on our board of directors due to his significant experience in real estate, transactions, management, and law, and his past fiduciary roles.
Mark Rose
has served as a director since the closing of our initial public offering in October 2021. Mr. Rose is Chief Executive Officer of Avison Young and Chair of the Board of Directors of Avison Young (Canada) Inc. He manages all strategic, financial, and operational activities of this full-service commercial real estate company, which provides solutions to real estate investors, owners and occupiers throughout the world. In his 11 years with Avison Young, Mr. Rose has overseen its growth from 290 real estate professionals in 11 offices in Canada to approximately 5,000 professionals in 100 offices around the world. Mr. Rose joined Avison Young after holding executive positions at two global publicly traded commercial real estate firms. He served as Chief Executive Officer of Grubb & Ellis Company (NYSE:GBE) from 2005-2008 and was previously Chief Operating Officer and Chief Financial Officer of the Americas for Jones Lang LaSalle (NYSE:JLL). Prior to his 12 years at Jones Lang LaSalle, he ran Metropolitan Realty Advisors, the brokerage and investment firm that he founded in 1993. Previously, he was Chair, Chief Executive and Chief Financial Officer of the U.S. Real Estate Investment Trust of British Coal Corporation Pension Funds. He currently serves on the Queens College Foundation’s Board of Trustees. Mr. Rose coaches developing leaders throughout the industry, including through the NAIOP Greater Toronto Chapter Mentorship Program. He has also served on the board of directors of LiquidSpace (from April 2016 to March 2020) and as a board member of Chicago Shakespeare Theater, Chicago Botanic Garden, and the real estate advisory board of the University of Miami (FL) Business School. Mr. Rose holds a Bachelor’s Degree in Accounting from Queens College.
Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Jonathan Roth and Mark Rose, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Daniel Adan and Dwight Arnesen, will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of Gregory Freedman, Daniel Lebensohn and Eric Edidin, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.
Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.
Pursuant to an agreement entered into in connection with the issuance and sale of the securities in the initial public offering, our sponsor, upon completion of an initial business combination, will be entitled to nominate up to three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Adan, Mr. Arnesen, Mr. Roth and Mr. Rose are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in
rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.
Audit Committee
We established an audit committee of the board of directors. Mr. Adan, Mr. Rose and Mr. Roth serve as members of our audit committee. Our board of directors has determined that each of Mr. Adan, Mr. Rose and Mr. Roth is independent under Nasdaq listing standards and applicable SEC rules. Mr. Adan serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Rose and Mr. Adan qualify as an “audit committee financial expert” as defined in applicable SEC rules.
The primary functions of the audit committee include:

•	appointing, replacing, compensating and overseeing our independent registered public accounting firm;

•	reviewing and approving the annual audit plan for the Company;

•	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, or auditing matters;

•	approving audit and non-audit services provided by our independent registered public accounting firm;

•	discussing earnings press releases and financial information provided to analysts and rating agencies;

•	discussing with management our policies and practices with respect to risk assessment and risk management; and

•	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.
The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.
Compensation Committee
We established a compensation committee of our board of directors. The members of our compensation committee are Mr. Arnesen, Mr. Rose and Mr. Roth , and Mr. Roth will serve as chairman of the compensation committee.
Under Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Arnesen, Mr. Rose and Mr. Roth is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	evaluating our executive officers’ performance, including CEO performance, and setting our executive officers’ compensation level based on this evaluation;

•	discharging its responsibilities for approving and evaluating the officer compensation plans, policies and programs of the Company;

•	reviewing and recommending to our board of directors the compensation to be provided to the Company’s employees and directors;

•
recommending awards and/or bonuses to be granted to executive officers of the Company under the Company’s equity plans and other compensation or benefit plans or policies as approved by our board of directors or the compensation committee;

•
reviewing with management the Company’s Compensation and Discussion and Analysis (“CD&A”) and the related executive compensation information, recommending that the CD&A and related executive compensation information be included in the Company’s annual report on Form
10-K
and proxy statement and produce the compensation committee report on executive officer compensation required to be included in the Company’s proxy statement or annual report on Form
10-K;

•	reviewing the form, terms and provisions of employment and similar agreements with the Company’s executive officers and any amendments thereto;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees; and

•	retaining outside consultants and obtain assistance from members of management, in each case as the compensation committee deems appropriate in the exercise of its authority.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Director Nominations
We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Mr. Adan, Mr. Arnesen, Mr. Roth and Mr. Rose. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
Our board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our bylaws.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from February 23, 2021 (inception) through December 31, 2021 there were no delinquent filers.
ITEM 11. EXECUTIVE COMPENSATION
Executive Officer and Director Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we have been paying $15,000 per month to our sponsor for office space and administrative services. Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination.

Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination (except for a fee in the amount of up to $2,000,000 that may be paid to our sponsor in connection with identifying, investigating and consummating our initial business combination as described in this Annual Report).
After the completion of our initial business combination, members of our management team who remain with us, or their affiliates, may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to members of our management team. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.
Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2022 based on information obtained from the persons named below and other public filings, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of common stock; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Approximate Percentage of Outstanding Common Stock
Crixus BH3 Sponsor LLC	4,139,242	(3)	14.4%
Daniel Lebensohn	4,139,242	(3)	14.4%
Gregory Freedman	4,139,242	(3)	14.4%
Eric Edidin	—	(4)	—
Michelle Guber	—	(5)	—
Daniel Adan	40,000	(6)	*
Dwight “Arne” Arnesen	40,000	(6)	*
Jonathan Roth	40,000	(6)	*
Mark Rose	40,000	(6)	*
All executive officers and directors as a group (eight individuals)	4,299,242		15.0%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
Weiss Asset Management LP (7)	1,980,000		8.6%
Atlas Diversified Master Fund, Ltd. (8)	1,980,000		8.6%
Highbridge Capital Management, LLC (9)	1,176,308		5.1%
683 Capital Management, LLC (10)	1,980,000		8.6%
Polar Asset Management Partners Inc. (11)	1,980,000		8.6%
Shaolin Capital Management LLC (12)	1,201,900		5.2%
Castle Creek Arbitrage, LLC (13)	1,980,000		8.6%
Periscope Capital Inc. (14)	1,154,100		5.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is c/o Crixus BH3 Acquisition Company, 819 NE 2 nd Avenue, Suite 500, Fort Lauderdale, FL 33304.
(2)
Interests shown consist solely of founder shares, which are Class B shares of common stock. Such shares are not convertible into shares of Class A common stock within 60 days of the date of this Annual Report but will automatically convert into shares of Class A common stock on the first business day following the completion of our initial business combination.

(3)
Our sponsor is controlled by BH3 Management LLC, an entity owned and controlled indirectly by Messrs. Lebensohn and Freedman. Messrs. Lebensohn and Freedman indirectly share voting and dispositive power over the founder shares held by our sponsor and may be deemed to beneficially own the founder shares. Includes 280,261 and 280,261 founder shares, respectively, owned by our sponsor as a result of their respective indirect membership interests in our sponsor. Each of Messrs. Lebensohn and Freedman disclaims beneficial ownership of the founder shares held by our sponsor other than to the extent of his respective pecuniary interest in such founder shares. Each of our officers and directors are direct or indirect members of our sponsor, or have direct or indirect economic interests in our sponsor.

(4)
Excludes 236,528 founder shares owned by our sponsor as a result of Mr. Edidin’s membership interest in our sponsor since Mr. Edidin does not currently have voting or dispositive power over such founder shares.

(5)	Excludes an indirect economic interest in the founder shares as a result of a limited profits interest held by Ms. Guber in BH3 Management LLC.
(6)
Excludes 40,000 founder shares owned by our sponsor as a result of such director membership interest in our sponsor since such director does not currently have voting or dispositive power over such founder shares.

(7)
According to a Schedule 13G/A filed with SEC on January 28, 2022 by (i) Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), (ii) BIP GP, LLC, a Delaware limited liability company (“BIP GP”), (iii) WAM GP LLC, a Delaware limited liability company (“WAM GP”), (iv) Andrew M. Weiss, a citizen of United States of America, each of Weiss Asset Management, WAM GP and Andrew M. Weiss may be deemed to beneficially own 1,980,000 shares of class A common stock of the Company, and BIP GP may be deemed to beneficially own 1,267,200 shares of class A common stock of the Company. Shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP). Each of BIP GP, WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein. The business address of each of the reporting persons is 222 Berkeley St., 16 th
Floor, Boston, Massachusetts 02116.

(8)
According to a Schedule 13G/A filed with SEC on February 14, 2022 by (i) Atlas Diversified Master Fund, Ltd, a Cayman corporation (“ADMF”), (ii) Atlas Diversified Fund, Ltd., a Cayman corporation (“ADF LTD”), (iii) Atlas Diversified Fund, L.P., a Delaware limited partnership (“ADF LP”), (iv) Atlas Master Fund, Ltd., a Cayman corporation (“AMF”), (v) Atlas Global, LLC, a Delaware limited liability company (“AG”), (vi) Atlas Global Investments, Ltd., a Cayman corporation (“AGI”), (vii) Atlas Enhanced Master Fund, Ltd., a Cayman corporation (“AEMF”), (viii) Atlas Enhanced Fund, L.P., a Delaware limited partnership (“AEF LP”), (ix) Atlas Enhanced Fund, Ltd., a Cayman corporation (“AEF LTD”), (x) Atlas Portable Alpha, LP, a Delaware limited partnership (“APA LP”), (xi) Atlas, Terra Fund, Ltd., a Cayman corporation (“ATF LTD”), (xii) Atlas Institutional Equity Fund, L.P., a Delaware limited partnership (“AIEF LP”), (xiii), Balyasny Asset Management L.P., a Delaware limited partnership (“BAM”), and (xiv) Dmitry Balyasny, a United States citizen, each of ADMF, ADF LTD, ADF LP, BAM and Dmitry Balyasny may be deemed to beneficially own 1,980,000 shares of class A common stock of the Company, each of AMF, AG and AGI may be deemed to beneficially own 141,736 shares of class A common stock of the Company, and each of AEMF, AEF LP, AEF LTD, APA LP, ATF LTD, and AIEF LP may be deemed to beneficially own 1,838,264 shares of class A common stock of the Company. The business address of ADMF, ADF LTD, AMF, AGI, AEMF, AEF LTD, and ATF LTD is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand
Cayman KY1-1104, Cayman
Islands, British West Indies. The business address of ADF LP, AG, AEF LP, APA LP, AIEF LP, BAM and Dmitry Balyasny is 444 West Lake Street, 50
th
 Floor, Chicago, IL 60606.

(9)
According to a Schedule 13G/A filed with SEC on February 3, 2022 by Highbridge Capital Management, LLC, a Delaware limited liability company and the investment adviser to certain funds and accounts (the “Highbridge Funds”). The business address of Highbridge Capital Management, LLC is 277 Park Avenue, 23
rd
Floor, New York, New York 10172.

(10)
According to a Schedule 13G filed with SEC on October 26, 2021 by (i) 683 Capital Management, LLC, a Delaware limited liability company, (ii) 683 Capital Partners, LP, a Delaware limited partnership and (iii) Ari Zweiman, a citizen of the United States, each of the reporting persons may be deemed to beneficially own 1,980,000 shares of common stock of the Company. The business address of each of the reporting persons is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(11)
According to a Schedule 13G filed with SEC on February 8, 2022 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the Shares (as defined below) directly held by PMSMF. The business address of the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(12)
According to a Schedule 13G filed with SEC on February 11, 2022 by Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin Capital Management LLC. The business address of the reporting person is 7610 NE 4th Court, Suite 104 Miami FL 33138.

(13)
According to a Schedule 13G filed with SEC on February 11, 2022 by (i) Castle Creek Arbitrage, LLC, a Delaware limited liability company, (“Castle Creek”), (ii) Mr. Allan Weine, as the principal beneficial owner of Castle Creek Arbitrage, LLC, a US citizen (iii) CC ARB West, LLC is a Delaware limited liability company, and (iv) CC Arbitrage, Ltd. is a Cayman Island Company, each of the foregoing is referred to as a “Reporting Person” and collectively as the “Reporting Persons.” Castle Creek Arbitrage, LLC serves as a registered investment adviser whose clients are CC Arb West, LLC and CC Arbitrage, Ltd. Mr. Weine is the managing member of Castle Creek. By virtue of these relationships, each of Castle Creek and Mr. Weine may be deemed to beneficially own the Issuer’s Common Shares directly owned by CC ARB West, LLC and CC Arbitrage, Ltd. The business address of each of the Reporting Persons is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603.

(14)
According to a Schedule 13G filed with SEC on February 14, 2022 by Periscope Capital Inc. (“Periscope”), a Canada corporation, which is the beneficial owner of 1,000,000 shares of Common Stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 154,100 shares of Common Stock. The business address of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
In March 2021, our initial stockholders paid an aggregate of $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 shares of our Class B common stock, par value $0.0001. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the initial public offering. The founder shares (including the shares of our Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Our anchor investors purchased an aggregate of approximately 22,980,000 units in the initial public offering at the public offering price of $10.00 per unit. No anchor investor purchased more than 9.9% of the units offered. In consideration of these purchases, our sponsor entered into investment agreements with each of our anchor investors on October 4, 2021 pursuant to which such anchor investors purchased in the aggregate 1,450,758 founder shares from our sponsor at approximately $0.004 per share (at cost).
Our sponsor purchased an aggregate of 6,400,000 private placement warrants for a purchase price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of the initial public offering. As such, our sponsor’s interest in this transaction is valued at $9,600,000. Each whole private placement warrant entitles the holder to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the shares of our Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
We currently maintain our executive offices at Crixus BH3 Acquisition Company, C/O BH3 Management LLC, 819 NE 2
nd
Avenue, Suite 500, Fort Lauderdale, FL 33304. Subsequent to the closing of the initial public offering, we pay $15,000 per month to our sponsor for office space and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
We may pay our sponsor a fee in the amount of up to $2,000,000 upon consummation of a business combination for services that may be provided by our sponsor to us in connection with identifying, investigating and consummating our initial business combination. Except for such fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We entered into a registration rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of our Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.
Related Party Policy
The audit committee of our board of directors have adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation
S-K
as promulgated by the SEC, by the audit committee. At its meetings, the audit committee reviews the details of any new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the Company has already committed to, the business purpose of the transaction and the benefits of the transaction to the Company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The firm of Grant Thornton LLP, or Grant Thornton, acts as our independent registered public accounting firm. The following is a summary of fees paid to Grant Thornton for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Grant Thornton in connection with regulatory filings. During the period from February 23, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm, Grant Thornton were $24,750 for the services performed in connection with the audit of both, our March 12, 2021 and October 7, 2021 (initial public offering) financial statements.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from February 23, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm Grant Thornton were $18,825 for assurance and related services related to the performance of the audit or review of consolidated financial statements.
Tax Fees
. We did not pay Grant Thornton for tax planning and tax advice during the period from February 23, 2021 (inception) through December 31, 2021.
All Other Fees
. We did not pay Grant Thornton for other services during the period from February 23, 2021 (inception) through December 31, 2021.

Pre-Approval
Policy
Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all audit services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis
exceptions for
non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report or incorporated herein by reference:
(1) Our Financial Statements and supplementary data are listed on pages to
F-6
of this Annual Report
(2) Financial Statements Schedule
None
(3) Exhibits:
The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws.

4.1 (2)	Specimen Unit Certificate.

4.2 (2)	Specimen Class A Common Stock Certificate.

4.3 (2)	Specimen Warrant Certificate.

4.4 (1)	Warrant Agreement, dated October 4, 2021, between the Registrant and Continental Stock Transfer & Trust Company.

4.5*	Description of Securities of the Registrant

10.1 (2)	Promissory Note, dated March 12, 2021, issued to our sponsor.

10.2 (2)	Securities Subscription Agreement, dated March 12, 2021, between the Registrant and our sponsor.

10.3 (1)	Letter Agreement, dated October 4, 2021, between the Company and Crixus BH3 Sponsor LLC.

10.4 (1)	Letter Agreement, dated October 4, 2021, between the Company and each of the executive officers and directors of the Company

10.5 (1)	Investment Management Trust Agreement, dated October 4, 2021, between the Registrant and Continental Stock Transfer & Trust Company.

10.6 (1)	Registration Rights Agreement, dated October 4, 2021, among the Company, our sponsor and certain securityholders.

10.7 (1)	Private Placement Warrants Purchase Agreement, dated October 4, 2021, between the Company and our sponsor.

10.8 (1)	Form of Indemnity Agreement.

10.9 (1)	Form of Investment Agreement

10.10 (1)	Underwriting Agreement, dated October 4, 2021, by and among the Company, Guggenheim Securities, LLC and BTIG LLC.

31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Co-Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.3*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Co-Chief Executive Officers required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-259269), filed with the SEC on September 29, 2021.
ITEM 16. FORM
10-K
SUMMARY
None

CRIXUS BH3 ACQUISITION COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Crixus BH3 Acquisition Company
Opinion on the financial statements
We have audited the accompanying balance sheet of Crixus BH3 Acquisition Company Inc. (a Delaware corporation) (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ equity, and cash flows for the period from February 23, 2021 (Date of Inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from February 23, 2021 (Date of Inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Philadelphia, Pennsylvania
March 25, 2022

CRIXUS BH3 ACQUISITION COMPANY
BALANCE SHEET
December 31, 2021

Assets:
Current assets
Cash	$1,131,162
Prepaid expenses	570,994
Total current assets	1,702,156
Cash and marketable securities held in Trust Account	232,284,770
Total Assets	$233,986,926
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accrued expenses	5,000
Derivative Warrant Liability	8,959,173
Total current liabilities	8,964,173
Deferred underwriting fee payable	8,050,000
Total Liabilities	$17,014,173
Commitments and Contingencies:
Temporary Equity:
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 23,000,000 shares issued and outstanding, subject to possible redemption at $10.00 per share	230,000,000
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Accumulated Deficit	(13,027,822)
Total Stockholders’ Equity	(13,027,247)
Total Liabilities, Temporary Equity and Stockholders’ equity	$233,986,926
See accompanying notes to the financial statements.

CRIXUS BH3 ACQUISITION COMPANY
STATEMENT OF OPERATIONS
For the Period of February 23, 2021 (Date of Inception) to December 31, 2021

Loss from operations	$(562,177)
Change in fair market value of derivative warrant liability	14,400,827
Offering costs allocated to public warrants	(1,396,078)
Other Expenses:
Investment losses	(15,230)
Total other expense	(15,230)
Net Income	$12,427,342
Basic and diluted weighted average shares outstanding, Class A common stock	6,884,354
Net Income per share, Class A common stock	$3.44
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000
Net Loss per share, Class B common stock	$(1.95)
See accompanying notes to the financial statements.

CRIXUS BH3 ACQUISITION COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period of February 23, 2021 (Date of Inception) to December 31, 2021

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - February 23, 2021 (Date of Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Temporary Equity : Sale of 23,000,000 units, net of underwriting discount, offering costs and warrant liabilities	23,000,000	2,300	—	—	204,518,111	—	204,520,411
Common Stock subject to redemptions	(23,000,000)	(2,300)			(204,542,536)	(25,455,164)	(230,000,000)
Net Income	—	—	—	—	—	12,427,342	12,427,342

Balance Ending December 31, 2021	—	$—	5,750,000	$575	$—	$(13,027,822)	$(13,027,247)

See accompanying notes to the financial statements.

CRIXUS BH3 ACQUISITION COMPANY
STATEMENT OF CASH FLOWS
For the Period from February 23, 2021 (Date of Inception) through December 31, 2021

Cash flow from operating activities:
Net Income	$12,427,342
Adjustments to reconcile net income to net cash used in operating activities:
Investment Losses	15,230
Change in fair market value of derivative warrant liability	(14,400,827)
Offering costs allocated to public warrants	1,396,078
Changes in operating assets and liabilities:
Prepaid Expenses	(570,994)
Accrued Expenses	5,000
Net cash used in operating activities	(1,128,171)
Cash flow from investing activities:
Investment of cash in Trust Account	(232,300,000)
Net cash used in investing activities	(232,300,000)
Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of warrants	9,600,000
Payment of offering costs	(465,667)
Proceeds from promissory note - related party	145,000
Repayment of promissory note - related party	(145,000)
Net cash provided by financing activities	234,559,333
Net change in cash	1,131,162
Cash at the beginning of the period	—
Cash at the end of the period	$1,131,162
Non-Cash investing and financing activities:
Deferred underwriting fee payable	$(8,050,000)
Share consideration to anchor investors	$9,276,147
See accompanying notes to the financial statements.

CRIXUS BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
For the Period from February 23, 2021 (Date of Inception) through December 31, 2021
Note 1 — Organization and Plan of Business Operations
Crixus BH3 Acquisition Company (the “Company”) is a blank check company incorporated as a Delaware company on February 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
The Company has not yet begun operations and therefore, all activity for the period from February 23, 2021 (date of inception) through December 31, 2021 relates to the Company’s Initial Public Offering and identifying a a target for the Business Combination.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined in Note 3), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer, in either case at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares. In connection with any shareholder vote required to approve any Business Combination, the Sponsor and any other shareholder of the Company prior to the consummation of the Initial Public Offering (collectively with the Sponsor, the “Initial Shareholders”) and the Company’s directors and officers will agree (i) to vote any of their respective Common Stock (as defined below) in favor of the initial Business Combination and (ii) not to redeem any of their Common Stock in connection therewith. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, in the case of a shareholder vote, a majority of the outstanding Common Stock voted are voted in favor of the Business Combination.
The N
asdaq
rules require that the Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any Deferred Commissions (as defined below) and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Business Combination.

The
Company
will have
until
April 7, 2023 (or until July 7, 2023 or October 7, 2023, as applicable, if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”). If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months or 24 months, as applicable), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.00 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the
18-month
(or
21-month
or
24-month,
as applicable) time period.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2021.
Accounting Standards Adoption
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard
Cash and Cash Equivalents
As of December 31, 2021, the Company had approximately $1.13 million in cash outside of the trust account available for working capital needs
.
Cash and Marketable Securities Held in Trust Account
The Company considers all short-term investments with an original maturity of 180 days or less when purchased to be cash equivalents. The Company had $232,284,770 held
in cash and marketable securities as of December 31, 2021, none of which was available for working capital needs.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet due to their short-term nature.
Fair Value Measurement
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the financial statements. Fair Value Measurement ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of characteristics specific to the financial instruments, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
Financial instruments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value. The three levels of the fair value hierarchy under ASC 820 are as follows:
Level 1—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.
Level 2—Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar financial instruments in active markets, quoted prices for identical or similar financial instruments in markets that are not active, inputs other than quoted prices that are observable for the financial instruments and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the financial instruments. The inputs used in determination of fair value require significant judgment and estimation.
In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the financial instrument is categorized in its entirety is determined based on the lowest level input that is significant to the financial instrument.
Derivative Liabilities
The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC
815-40,
“Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value
Measurement
”, with changes in fair value recognized in the Statement of Operations in the period of change.

Redeemable Shares
All of the 23,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Income Taxes
The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no
unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The provision for income taxes was deemed to be immaterial for the year ended December 31, 2021.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is applicable for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU
2020-06
effective February 23, 2021 (
inception
). The adoption of ASU
2020-06
did not have a material impact on the Company’s financial statement.

Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. In order to determine the net income (loss) attributable to both the Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class B common stock for the period from March 12, 2021 through December 31, 2021, reflective of the respective participation rights.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

For the Period from February 23, 2021 (Date of Inception) Through December 31, 2021
Net Income	$12,427,342

Accretion of Class A common stock to redemption amount	$(37,127,388)

Net loss including accretion of temporary equity to redemption value	$(24,700,046)

	For the Period from February 23, 2021 (Date of Inception) Through December 31, 2021
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net loss including accretion of temporary equity to redemption value	$(13,458,849)	$(11,241,197)
Accretion of Class A common stock to redemption amount	37,127,388	—

Net income (loss)	$23,668,539	$(11,241,197)

Denominator:
Weighted Average Shares	6,884,354	5,750,000

Basic and diluted income (loss) per ordinary share	$3.44	$(1.95)

As of December 31, 2021, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented
Note 3 — Initial Public Offering
The registration statement for the Initial Public Offering was declared effective on October 4, 2021. On October 4, 2021 the Company consummated the Initial Public Offering by selling 23,000,000 units at a purchase price of $10.00 (“Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $230,000,000. Each Unit consists of one Class A Share and one-half
Public Warrant. Each whole warrant (“Public Warrant”) entitles the holder to purchase one Class A Share at a price of $11.50 per share.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,400,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per warrant in a private placement to Crixus BH3 Sponsor LLC (the “Sponsor”), generating gross proceeds of $9,600,000, which is described in Note 4.
Following the closing of the Initial Public Offering, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs from the Initial Public Offering amounted to $22,407,388, consisting of $12,650,000 of underwriters’ fees and discounts, $9,276,147 for the excess fair value of founder shares attributable to the anchor investors (see Note 4), and $465,667 of other offering costs, net of third party vendor credits.

Such transaction costs have been allocated to Class A common stock and warrants issued in the Initial Public Offering based on their relative fair values. Accordingly, $1,396,078 of the $22,407,388 in total transaction costs (which includes $593,673 of the excess fair value of the Founder Shares sold to anchor investors
-see
Note 4), has been allocated to the public warrants
.
Note 4 — Related Party Transactions
Founder Shares
Prior to the Initial Public Offering, our initial stockholders purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Prior to the initial investment in the Company of $25,000 by our initial stockholders, the Company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of founder shares issued. Our initial stockholders collectively own 20% of the outstanding shares following the offering. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised so that our initial stockholders will maintain on an as-converted
basis ownership of 20% of the issued and outstanding shares of our common stock upon the completion of the offering. The underwriters exercised their over-allotment option in full on October 6, 2021; thus, the 750,000 founder shares are no longer subject to forfeiture. Certified qualified institutional buyers or institutional accredited investors, as defined in Rule 144A and Regulation D, respectively, under the Securities Act, which are not affiliated with us, our sponsor, our directors or any member of our management and that purchased an aggregate of approximately 22,980,000 units in our initial public offering at the public offering price (“herein referred to as “anchor investor”) purchased the number of units for which it had provided an indication of interest (not to exceed 9.9% of the units sold in the Initial Public Offering). In consideration of these purchases, the Sponsor entered into an investment agreement with each of the anchor investors pursuant to which the Sponsor sold 1,450,758 founder shares in the aggregate, at their original purchase price of approximately $0.004 per share.
The founder shares are identical to the shares of our Class A common stock included in the units sold in the offering, except that:

•
prior to our initial business combination, only holders of the founder shares have the right to vote on the election of directors and holders of a majority of the founder shares may remove a member of the board of directors for any reason;

•	the founder shares are subject to certain transfer restrictions, as described in more detail below;

•
each of our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive (i) their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination; (ii) their redemption rights with respect to their founder shares and any public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within 18 months from the closing of the Initial Public Offering (or 21 months or 24 months, as applicable, from the closing of the Initial Public Offering if we were to extend the period of time to consummate our initial business combination) or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering (or 21 months or 24 months, as applicable), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we do not complete our initial business combination within the prescribed time frame. If we submit our initial business combination to our public stockholders for a vote, our Sponsor, officers and directors have agreed to vote their founder shares and any public shares they may acquire during or after the Initial Public Offering, in favor of our initial business combination, and each of the anchor investors has agreed to vote its founder shares (subject to the right to abstain from voting) in favor of our initial business combination.

•
the founder shares are shares of Class B common stock that will automatically convert into shares of our Class A common stock on the first business day following the completion of our initial business combination;

•
the anchor investors will not be entitled to (i) redemption rights with respect to any founder shares held by them in connection with the completion of our initial business combination; (ii) redemption rights with respect to any founder shares held by them in connection with a stockholder vote to amend our amended and restated certification of incorporation in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months from the closing of the Initial Public Offering (or 21 months or 24 months, as applicable) or; (iii) rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of the offering (or 21 months or 24 months, as applicable) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our business combination within the prescribed time frame); and

•	the founder shares are entitled to registration rights.
Transfer restrictions on founder shares
Holders of our founder shares (including the anchor investors) have agreed not to transfer, assign or sell any of their founder shares and any shares of our Class A common stock issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination; and (ii) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property (except to certain permitted transferees and under certain limited circumstances). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares (except that the anchor investors will be permitted to abstain from voting founder shares).
In conjunction with each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the Initial Public Offering the Sponsor sold an aggregate of 1,450,758 Founder Shares at their original purchase price. The Company estimated the fair value of the Founder Shares attributable to the anchor investors to be $9,281,950 or $6.40 per share as of October 7, 2021 (date of the Initial Public Offering).
The excess of the fair value of the Founder Shares sold over the purchase price of $5,803 (or $.004 per 1,450,758 share) was determined to be an issuance cost of the Initial Public Offering incurred on the Company’s behalf. Accordingly, this issuance cost as well as Offering Costs were accounted for as an equity contribution from the Sponsor. As a portion of the Initial Public Offering consisted of Warrant Securities that are accounted for as liabilities, as such the fair value of the 1,450,758 Founder Shares sold to the anchor investors by the Sponsor ($593,673) was allocated to the warrant liability as of October 7, 2021 (date of Public Offering).

Private Placement Warrants
Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 6,400,000 Private Placement Warrants at $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,600,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (subject to adjustment in certain circumstances).
The proceeds from the Private Placement Warrants, net of $4,600,000 in underwriting discounts, $750,000 in Offering Costs, and $1,950,000 designated for operational use were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants: (i) will not be redeemable by the Company so long as they are held by the Sponsor or any of its permitted transferees; (ii) may be exercised for cash or on a cashless basis, so long as they are held by the Sponsor or any of its permitted transferees and (iii) are (including the common stock issuable upon exercise of the Private Placement Warrants) entitled to registration rights. Additionally, the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants, including the Class A Shares issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the Business Combination.
Indemnity
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Related Party Loans
In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There was $0 of related party loans outstanding as of December 31, 2021.

Note Payable to Sponsor
On March 12, 2021, the Sponsor and the Company executed an unsecured promissory note pursuant to which the Company had the ability to borrow up to $300,000 in the aggregate to cover expenses in connection with the Initial Public Offering (the “Promissory Note”). The Promissory Note was
non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $145,000 under the Promissory Note and the full amount was repaid on October 7, 2021. No subsequent draws were made against the Promissory Note following repayment on October 7, 2021 and the outstanding balance remained at $0 as of December 31, 2021.
Administrative Services Agreement
The Company entered into an agreement whereby, commencing on October 7, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. As of December 31, 2021, the Company had incurred and paid $45,000, respectively.
Note 5 — Shareholders’ Equity
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors may, without shareholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. At December 31, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 200,000,000 Class A Shares, with a par value of $0.0001 each, and 20,000,000 Class B common stock, with a par value of $0.0001 each (the “Class B Shares” and, together with the Class A Shares, the “Common Stock”). Holders of the Common Stock are entitled to one vote for each share of Common Stock; provided that only holders of the Class B Shares have the right to vote on the election of directors prior to the Business Combination. The Class B Shares will automatically convert into Class A Shares at the time of the Business Combination, on a one-for-one
 basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein.
In the case that additional Class A Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Business Combination, the ratio at which the Class B Shares shall convert into Class A Shares will be adjusted (unless the holders of a majority of the outstanding Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, 20% of the sum of all Common Stock outstanding upon completion of the Initial Public Offering plus all Class A Shares and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any Common Stock or equity-linked securities issued, or to be issued, to any seller in the Business Combination, or any Private Placement-equivalent Warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company.
At December 31, 2021 there were 23,000,000 Class A Shares issued and outstanding, of which 8,759,346 Units remain intact (each consisting of 1 share of Class A common stock (8,759,346 shares in total)
and

1
⁄
2

of a public
warrant
). As of this same date there were 5,750,000 Class B Shares issued and outstanding, respectively.

Warrants
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided
 in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current Offering prospectus relating thereto is available, and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. At December 31, 2021, there were 11,500,000 whole public warrants and 6,400,000 private placement warrants outstanding, respectively.
The Company is not obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the sale of the shares of Class A common stock issuable upon exercise of the Warrants, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the Warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the sale of the shares of Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of Warrant Securities when the price per share of Class A common stock equals or exceeds $18.00
Once the Warrant Securities become exercisable, the Company may redeem the outstanding Warrant Securities (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per Warrant Security;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
if, and only if, the last reported sale price of our Class A common stock for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant Securities’ holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities).

The Company will not redeem the Warrant Securities as described above unless an effective registration statement under the Securities Act covering the sale of the shares of Class A common stock issuable upon exercise of the Warrant Securities is effective, and a current prospectus relating thereto is available, throughout the
30-day
redemption period. Any such exercise would not be on a “cashless basis” and would require the exercising Warrant Security holder to pay the exercise price for each Warrant Security being exercised.
Except as set forth below, none of the Private Placement Warrants will be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees.
Redemption of Warrant Securities when the price per share of Class A common stock equals or exceeds $10.00
Once the Warrant Securities become exercisable, the Company may also redeem the outstanding Warrant Securities (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•
at $0.10 per Warrant Security upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A common stock;

•
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities); and

•
if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity- linked securities), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of the Class A common stock means the volume-weighted average price of the Class A common stock for the ten trading days immediately following the date on which the notice of redemption is sent to the holders of Warrant Securities. The Company will provide its Warrant Security holders with the final fair market value no later than one business day after the
10-day
trading period described above ends. In no event will the Warrant Securities be exercisable in connection with this redemption feature for more than 0.361 shares of our Class A common stock per Warrant Security (subject to adjustment).
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (i) we issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
Note 6—Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2021
Liabilities:
Public Warrants (1,2)	1	$5,744,250
Private Placement Warrants (1)	3	3,214,923

(1)	Measured at fair value on a recurring basis.
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

(2)
Shares of Class A common stock and warrants comprising the units began separate trading on the Nasdaq under the symbols “BHAC” and “BHACW,” respectively on November 26, 2021. Consequently, Public Warrants have been re-classified
from Level 3 to Level 1 to reflect that observable inputs for identical instruments in active markets now exists.

Initial Measurement
The Company established the initial fair value for the Warrants on October 7, 2021, the date of the Company’s Initial Public Offering, using a Black-Scholes Option Pricing Method (“BSM”) for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant), and (ii) the sale of Private Placement Units, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption based on their relative fair values at the initial measurement date. Both the Private Placement Warrants and Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.
The key inputs into the Black-Scholes Option Pricing Method (“BSM”) for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	Input Value as of October 7, 2021
Risk-free interest rate	1.60%
Expected term (years)	5 Years
Expected Volatility	22%
Instrument exercise price for one share of Class A common stock	11.50
The Company’s use of a Black-Scholes Option Pricing Method (“BSM”) required the use of subjective assumptions:

•	The Risk-free rate as of the Valuation Date was selected based upon a typical equity investor assumed holding period

•
The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•
Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Black-Scholes Option Pricing Method (“BSM”).

Therefore, the resulting valuations for the two classes of Warrants were determined to be $1.35 and $1.28 per warrant for aggregate values of $8.64 Million and $14.72 Million on October 7, 2021.
Subsequent Measurement
The key inputs into the Black-Scholes Option Pricing Method (“BSM”) for the Private Placement Warrants and Public Warrants were as follows as of December 31, 2021:

Input	Input Value as of December 31, 2021
Risk-free interest rate	1.26%
Expected term (years)	5 Years
Expected Volatility	10%
Instrument exercise price for one share of Class A common stock	11.50

As of December 31, 2021, valuation was determined to be $.50 per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of $3.2 Million and $5.7 Million for the Private Placement Warrants and Public Warrants, respectively. The use of a lowered Expected Volatility input during this period was a significant contributor that led to the narrowing of values per warrant between the two classes.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities
Initial Measurement on October 7, 2021	$8,640,000	$14,720,000	$23,360,000
Change in Fair Value	$(5,425,077)	$(8,975,750)	$(14,400,827)
Fair value as of December 31, 2021	$3,214,923	$5,744,250	$8,959,173
Note 7 — Commitments
Registration Rights
Pursuant to a registration and stockholder rights agreement dated October 4, 2021, the holders of the Founder Shares, Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriters Agreement
The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4,600,000. In addition, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $8,050,000. The deferred commission was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.
Note 8
Subsequent Events
Management of the Company evaluates events that have occurred after the balance sheet date of December 31, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized
subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crixus BH3 Acquisition Company

Dated: March 25, 2022	By:	/s/ Daniel Lebensohn
Daniel Lebensohn
Co-Chief Executive Officer

Dated: March 25, 2022	By:	/s/ Gregory Freedman
Gregory Freedman
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2022.

Signatures	Capacity in Which Signed

/s/ Daniel Lebensohn	Co-Chief Executive Officer and Director
Daniel Lebensohn	(Co-Principal Executive Officer)

/s/ Gregory Freedman	Co-Chief Executive Officer, Chief Financial Officer and Director
Gregory Freedman	(Co-Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Eric Edidin	Director
Eric Edidin

/s/ Daniel Adan	Director
Daniel Adan

/s/ Dwight “Arne” Arnesen	Director
Dwight “Arne” Arnesen

/s/ Jonathan Roth	Director
Jonathan Roth

/s/ Mark Rose	Director
Mark Rose