Form 10-Q
period 2022-03-31
Crixus BH3 Acquisition Co
filed 2022-05-12
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).     Yes  ☒    No  ☐
As of May
12
, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CRIXUS BH3 ACQUISITION COMPANY
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	3

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 23, 2021 (Date of Inception) to March 31, 2021 (Unaudited)	4

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 23, 2021 (Date of Inception) to March 31, 2021 (Unaudited)	5

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 23, 2021 (Date of Inception) to March 31, 2021 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CRIXUS BH3 ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	March 31, 2022
	(Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$850,475	$1,131,162
Prepaid expenses	389,600	570,994

Total current assets	1,240,075	1,702,156
Cash and marketable securities held in Trust Account	232,319,617	232,284,770

Total assets	$233,559,692	$233,986,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$—	$5,000
Derivative warrant liability	8,181,143	8,959,173

Total current liabilities	8,181,143	8,964,173
Deferred underwriting fee payable	8,050,000	8,050,000

Total liabilities	16,231,143	17,014,173

Commitments and Contingencies (Note 7)
Temporary equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 23,000,000 shares issued and outstanding, subject to possible redemption at $10.00 per share at March 31, 2022 and December 31, 2021	230,000,000	230,000,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Accumulated deficit	(12,672,026)	(13,027,822)

Total stockholders’ deficit	(12,671,451)	(13,027,247)

Total liabilities, temporary equity and stockholders’ deficit	$233,559,692	$233,986,926

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

		For the period from
		February 23, 2021
	For the Three Months	(inception) through
	Ended March 31, 2022	March 31, 2021
Formation and operating costs	$457,081	$4,973

Loss from operations	457,081	4,973

Other income:
Interest income	34,847	—
Change in fair value of derivative warrant liability	778,030	—

Total other income	812,877	—

Net income (loss)	$355,796	$(4,973)

Weighted average shares outstanding, Class A Common Stock subject to possible redemption	23,000,000	—

Basic and diluted net loss per share, Class A Common Stock subject to possible redemption	$0.01	$—

Weighted average shares outstanding, Class B Common Stock	5,750,000	3,034,722

Basic and diluted net loss per share, Class B Common Stock	$0.01	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Class A				Class B
	Common Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance as of February 23, 2021 (date of inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	—	—	(4,973)	(4,973)

Balance as of March 31, 2021	—	$—	—	$—	5,750,000	$575	$24,425	$(4,973)	$20,027

	Class A				Class B
	Common Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	—	$—	5,750,000	$575	$—	$(13,027,822)	$(13,027,247)
Net income	—	—	—	—	—	—	—	355,796	355,796

Balance as of March 31, 2022	—	$—	—	$—	5,750,000	$575	$—	$(12,672,026)	$(12,671,451)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2022	For the period from February 23, 2021 (inception) through March 31, 2021
Cash flows from operating activities
Net income (loss)	$355,796	$(4,973)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income	(34,847)	—
Change in fair market value of derivative warrant liability	(778,030)	—
Changes in operating assets and liabilities:
Prepaid expenses	181,394	—
Accrued expenses	(5,000)	2,973
Deferred offering costs	—	(5,000)

Net cash used in operating activities	(280,687)	(7,000)

Cash flows from financing activities
Proceeds from notes payable to Sponsor	—	10,000
Proceeds from issuance of Class B common stock to Sponsor	—	25,000

Net cash provided by financing activities	—	35,000

Net change in cash	(280,687)	28,000
Cash at beginning of period	1,131,162	35,000

Cash at end of period	$850,475	$63,000

Supplemental disclosure of non-cash financing activities:
Deferred offering cost included in accrued expenses	$—	$97,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

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
Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on targets within the real estate, construction and infrastructure industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The Company has not yet begun operations and therefore, all activity for the period from February 23, 2021 (date of inception) through March 31, 2022 relates to the Company’s Initial Public Offering and identifying a target for the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income or losses in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of the warrant derivative liability.
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
The Company will provide the holders of Class A common stock, par value, $0.0001 per shares (“Class A common stock”, “Class A Shares” or “public shares”, and such holders, the “Public Stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer, in either case at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Notwithstanding the foregoing, if the Company seeks stockholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, in the case of a stockholder vote, a majority of the outstanding Common Stock voted are voted in favor of the Business Combination.

The Nasdaq rules require that the Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any Deferred Commissions (as defined below) and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Business Combination.
The Company will have until April 7, 2023 (or until July 7, 2023 or October 7, 2023, as applicable, if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”). If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months or 24 months, as applicable), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.00 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the
18-month
(or
21-month
or
24-month,
as applicable) time period.
Note 2 — Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2021, as filed with the SEC on March 25, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the unaudited condensed financial statements as well as the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
As of March 31, 2022 and December 31, 2021, the Company had approximately $0.9 million and $1.1 million, respectively, in cash outside of the trust account available for working capital needs. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.
Cash and Marketable Securities Held in Trust Account
The Company had $232.3 million held in cash and marketable securities as of March 31, 2022 and December 31, 2021, respectively, none of which was available for working capital needs. Substantially all of the assets held in the Trust Account are held in U.S. Treasury securities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “
Fair Value Measurement” (“Topic 820”)
, approximates the carrying amounts represented in the accompanying unaudited condensed financial statements. Topic 820establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of characteristics specific to the financial instruments, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
Financial instruments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value. The three levels of the fair value hierarchy under Topic 820 are as follows:
Level 1—Unadjusted quoted prices in active markets for identical financial instruments at the measurement date are used.
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
The carrying amounts of working capital balances approximate their fair values due to the short maturity of these items.
Derivative Liabilities
The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC Subtopic
815-40,
“
Derivatives and Hedging — Contracts in Entity’s Own Equity
” (“
Subtopic
814-40
”), and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with Subtopic
815-40,
the Warrant Securities are recorded as derivative liabilities on the unaudited condensed balance sheets and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with Topic 820, with changes in fair value recognized in the unaudited condensed statement of operations in the period of change.
Offering Costs
The Company complies with the requirements of the ASC paragraph
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the unaudited condensed balance sheet date that are related to the Initial Public Offering (the “IPO”). Offering costs are charged against the carrying value of Class A common stock or the unaudited condensed statement of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “
Distinguishing Liabilities from Equity
” (“
Topic 480
”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features include certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets.
All of the 23,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC paragraph
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of Topic 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit.

Income Taxes
The Company accounts for income taxes under ASC Topic 740,
Income Taxes
(“
Topic740
”). Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.
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
The provision for income taxes was deemed to be immaterial for the period ended December 31, 2021.
Recent Accounting Standards
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net income (loss) per share calculation the warrants to purchase common stock are considered to be potentially dilutive securities pursuant to the treasury stock method. In order to determine the net income (loss) attributable to both the Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A common stock and Class B common stock for the three months ended March 31, 2022 and for the period from February 23, 2021 (date of inception) to March 31, 2021.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended March 31,		For the period from February 23, 2021 (date of inception) to
	2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders—Basic	$284,637	$71,159	$—	$(4,973)

Net income (loss) attributable to common stockholders—Diluted	$284,637	$71,159	$—	$(4,973)

Denominator:
Weighted average shares outstanding	23,000,000	5,750,000	—	3,034,722

Basic and diluted income (loss) per common share	$0.01	$0.01	$0.00	$(0.00)

As of March 31, 2022, warrants to purchase 17,900,000 shares of Class A common stock were excluded from the computation of diluted net income (loss) per common share for the periods presented as the exercise price is greater than the average market price (out of the money). As a result, basic and diluted income (loss) per share is the same for the periods presented.
Note 3 — Initial Public Offering
The registration statement for the Initial Public Offering was declared effective on October 4, 2021. On October 4, 2021, the Company consummated the Initial Public Offering by selling 23,000,000 units at a purchase price of $10.00 (“Units”), generating gross proceeds of $230.0 million. Each Unit consists of one Class A Share and one-half
Public Warrant. Each whole warrant (“Public Warrant”) entitles the holder to purchase one Class A Share at a price of $11.50 per share.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,400,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per warrant in a private placement to Crixus BH3 Sponsor LLC (the “Sponsor”), generating gross proceeds of $9.6 million, which is described in Note 4.
Following the closing of the Initial Public Offering, an amount of $232.3 million ($10.10 per Unit) from the net proceeds of the sale of the units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.
Transaction costs from the Initial Public Offering amounted to $22.4 million, consisting of $12.7 million of underwriters’ fees and discounts, $9.3 million for the excess fair value of founder shares attributable to the anchor investors (see Note 4), and $0.5 million of other offering costs, net of third-party vendor credits. Such transaction costs were allocated to Class A common stock and warrants issued in the Initial Public Offering based on their relative fair values. Accordingly, $1.4 million of the $22.4 million in total transaction costs (which includes $0.6 million of the excess fair value of the Founder Shares sold to anchor investors—see Note 4), were allocated to the public warrants.

1
2

Note 4 — Related Party Transactions
Founder Shares
Prior to the Initial Public Offering, our Sponsor and directors (the “Initial Stockholders”) purchased an aggregate of 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock,” Class B Shares” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. Prior to the initial investment in the Company of $25,000 by our initial stockholders, the Company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of founder shares issued. Our initial stockholders (including our anchor investors) collectively owned 20% of the outstanding shares of common stock following the Initial Public Offering. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. The underwriters exercised their over-allotment option in full on October 6, 2021; thus, the 750,000 founder shares are no longer subject to forfeiture. Certified qualified institutional buyers or institutional accredited investors, as defined in Rule 144A and Regulation D, respectively, under the Securities Act, which are not affiliated with us, our sponsor, our directors or any member of our management and that purchased an aggregate of approximately 22,980,000 units in our initial public offering at the public offering price (“herein referred to as “anchor investor”) purchased the number of units for which it had provided an indication of interest (not to exceed 9.9% of the units sold in the Initial Public Offering). In consideration of these purchases, the Sponsor entered into an investment agreement with each of the anchor investors pursuant to which the Sponsor sold 1,450,758 founder shares in the aggregate, at their original purchase price of approximately $0.004 per share.
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
Transfer restrictions on founder shares
Holders of the Company’s founder shares (including the anchor investors) have agreed not to transfer, assign or sell any of their founder shares and any shares of our Class A common stock issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination; and (ii) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property (except to certain permitted transferees and under certain limited circumstances). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares (except that the anchor investors will be permitted to abstain from voting founder shares).
In conjunction with each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the Initial Public Offering, the Sponsor sold an aggregate of 1,450,758 Founder Shares at their original purchase price. The Company estimated the fair value of the Founder Shares attributable to the anchor investors to be $9.3 million or $6.40 per share as of October 7, 2021 (date of the Initial Public Offering).
The excess of the fair value of the Founder Shares sold over the purchase price of $5,803 (or $.004 per 1,450,758 share) was determined to be an issuance cost of the Initial Public Offering incurred on the Company’s behalf. Accordingly, this issuance cost as well as Offering Costs were accounted for as an equity contribution from the Sponsor. As a portion of the Initial Public Offering consisted of Warrant Securities that are accounted for as liabilities, as such the fair value of the 1,450,758 Founder Shares sold to the anchor investors by the Sponsor ($0.6 million) was allocated to the warrant liability as of October 7, 2021 (date of Public Offering).
Private Placement Warrants
Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 6,400,000 Private Placement Warrants at $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,600,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (subject to adjustment in certain circumstances). The proceeds from the Private Placement Warrants, net of $4.6 million in underwriting discounts, $0.8 million in Offering Costs, and $2.0 million designated for operational use were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
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
Related Party Loans
In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There are no related party loans outstanding as of March 31, 2022 and December 31, 2021.
Note Payable to Sponsor
On March 12, 2021, the Sponsor and the Company executed an unsecured promissory note pursuant to which the Company had the ability to borrow up to $0.3 million in the aggregate to cover expenses in connection with the Initial Public Offering (the “Promissory Note”). The Promissory Note was
non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $0.1 million under the Promissory Note and the full amount was repaid on October 7, 2021. No subsequent draws were made against the Promissory Note following repayment on October 7, 2021 and there is no outstanding balance as of March 31, 2022 and December 31, 2021.
Administrative Services Agreement
The Company entered into an agreement whereby, commencing on October 7, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. The Company records the administrative services agreement costs within formation and operating costs on the unaudited condensed statements of operations. For the three months ended March 31, 2022 and for the period from February 23, 2021 (date of inception) to March 31, 2021, the Company incurred and paid $45,000 and $0, respectively.

Note 5 — Stockholders’ Equity (Deficit)
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
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
At March 31, 2022 and December 31, 2021, there were 23,000,000 Class A Shares issued and outstanding, of which 3,699,825 Units and 8,759,346 Units, respectively, remain intact (each consisting of 1 share of Class A common stock and 1/2 of a public warrant). At March 31, 2022 and December 31, 2021,there were 5,750,000 Class B Shares issued and outstanding.
Warrants
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current Offering prospectus relating thereto is available, and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. At March 31, 2022 and December 31, 2021, there were 11,500,000 whole Public Warrants and 6,400,000 Private Placement Warrants outstanding.

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
Redemption of Warrant Securities when the price per share of Class A common stock equals or exceeds $
18.00
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
Redemption of Warrant Securities when the price per share of Class A common stock equals or exceeds $
10.00
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
Note 6 — Fair Value Measurement
The Company follows the guidance in Topic 820 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period. The following table presents information about the Company’s assets and derivative liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$232,319,617	$232,284,770
Liabilities:
Public Warrants (1,2)	1	$5,173,850	$5,744,250
Private Placement Warrants (1)	3	$3,007,293	$3,214,923

(1)
The Warrants are accounted for as liabilities in accordance with Subtopic
815-40
and are presented within warrant liabilities on the unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

(2)
Shares of Class A common stock and warrants comprising the units began separate trading on the Nasdaq under the symbols “BHAC” and “BHACW,” respectively on November 26, 2021. Consequently, Public Warrants have been re-classified
from Level 3 to Level 1 to reflect those observable inputs for identical instruments in active markets now exists.

The Company established the initial fair value for the Warrants on October 7, 2021, the date of the Company’s Initial Public Offering, using a Black- Scholes Option Pricing Method (“BSM”) for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant), and (ii) the sale of Private Placement Units, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption based on their relative fair values at the initial measurement date. Both the Private Placement Warrants and Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of March 31, 2022 and December 31, 2022, the Public Warrants are classified as Level 1 in the fair value hierarchy and a BSM was not required.
The Company’s use of a Black-Scholes model (“BSM”) required the use of subjective assumptions:

•	The Risk-free rate as of the Valuation Date was selected based upon a typical equity investor assumed holding period.

•
The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•
Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the BSM.

The key inputs into the BSM for determining the fair value of the Private Placement Warrants include:

Input	Input Values as of March 31, 2022	Input Values as of December 31, 2021
Risk-free interest rate	2.4%	1.3%
Expected term (years)	5 years	5 years
Expected volatility	7.0%	10.0%
Instrument exercise price for one share of Class A common stock	$11.50	$11.50
At March 31, 2022, the fair value was determined to be $0.47 and $0.45 per warrant for each of the Private Placement Warrants and Public Warrants, respectively, which corresponded with aggregate values of $3.0 million and $5.2 million, respectively. At December 31, 2021, the fair value was determined to be $0.50 per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of $3.2 million and $5.7 million, respectively. The use of a lowered expected volatility input during this period was
a significant contributor that led to the narrowing of values per warrant between the two classes.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities
Initial measurement on October 7, 2021	$8,640,000	$14,720,000	$23,360,000
Change in fair value	(5,425,077)	(8,975,750)	(14,400,827)

Fair value as of December 31, 2021	3,214,923	5,744,250	8,959,173
Change in fair value	(207,630)	(570,400)	(778,030)

Fair value as of March 31, 2022	$3,007,293	$5,173,850	$8,181,143

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
Underwriters Agreement
The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4.6 million. In addition, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $8.1 million. The deferred commission was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.
Note 8 — Subsequent Events
Management of the Company evaluates events that have occurred after the unaudited condensed balance sheet date of March 31, 2022 through the date these unaudited condensed financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized
subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Overview
We are a newly organized blank check company incorporated on February 23, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We were initially incorporated under the name BH3 Acquisition Corp. and subsequently changed our name to Crixus BH3 Acquisition Company on July 21, 2021. We intend to effectuate our initial business combination using cash from the proceeds of the public offering and the private placements warrants, our capital stock, debt or a combination of cash, stock and debt.
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
If we are unable to consummate an initial business combination within 18 months from the closing of the initial public offering (or 21 months or 24 months, as applicable), we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.20 per share of common stock if we extend the period of time to consummate a business combination once, and approximately $10.30 per share of common stock if we extend the period of time to consummate a business combination twice, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Results of Operations
Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and after our Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering and the change in fair value of warrant liabilities. We are incurring expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses in connection with searching for a Business Combination.
For the three months ended March 31, 2022, we had net income of $0.36 million, which consists of general and administrative expense of $0.46 million, offset by interest income of $0.03 million and income from the change in fair value of warrant liability of $0.78 million.
For the period from February 23, 2021 (inception) through March 31, 2021, we had net loss of approximately $5,000, which consisted of general and administrative expenses.
Our management continues to evaluate the impact of the
COVID-19
pandemic and the Russia-Ukraine war and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
Sources of Liquidity
Our liquidity needs from the period of February 23, 2021 (inception) through October 7, 2021 (date of the initial public offering) had been satisfied through the cash receipt of $25,000 from our initial stockholders to purchase the Founder Shares, and a loan of $300,000 pursuant to a note issued to our Sponsor (the “Note”). The Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. We borrowed $145,000 under the Promissory Note and the full amount was repaid on October 7, 2021. Subsequent to the consummation of the initial public offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or its affiliates may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, there are no amounts outstanding under any Working Capital Loans.
As of March 31, 2022, the Company had approximately $0.85 million in cash outside of the trust account available for working capital needs and $232.32 million of cash and investment in liquid securities held in trust, which is not available for working capital needs.
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
Each whole Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to our Sponsor was added to the proceeds from the initial public offering held in the Trust Account. If we do not complete a Business Combination by April 7, 2023 (or by July 7, 2023 or October 7, 2023, as applicable, if the Company extends the period of time to consummate a Business Combination), the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis so long as they are held by our Sponsor or permitted transferees.
The Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Contractual Obligations
At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. For the three months ended March 31, 2022 and for the period from February 23, 2021 (date of inception) to March 31, 2021, we incurred and paid $45,000 and $0, respectively.
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
Except as described in this Quarterly Report, the holders of the founder shares (including the anchor investors) have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (a) one year after the completion of our initial business combination, or (b) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our sponsor with respect to any founder shares. We refer to such transfer restrictions throughout this Annual Report as the lock-up.
In addition, pursuant to the registration rights agreement, our sponsor, upon completion of an initial business combination, will be entitled to nominate up to three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration rights agreement.
Off-Balance
Sheet Financing Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. On an ongoing basis, we evaluate our estimates and assumptions. Actual results could materially differ from those estimates under different assumptions or conditions. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the financial statements. Our significant accounting policies are described in Note 2 to our unaudited condensed financial statements included elsewhere in this Report. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies in our Annual Report. There have been no material changes to our critical accounting policies and estimates since our Annual Report. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations:

•	The estimates used in the determination of the fair value of the warrant liability

•	The recognition, measurement and valuation of marketable debt securities held in our Trust Account

•	The recognition and measurement of Class A Common Stock subject to possible redemption

•	The computation of net income (loss) per share of common stock
Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our
Co-Chief
Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our
Co-Chief
Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the SEC on March 25, 2022 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the following amended and restated risk factor:
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
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.3*	Certification Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officers (Co-Principal Executive Officers) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May, 2022.

CRIXUS BH3 ACQUISITION COMPANY

By:	/s/ Daniel Lebensohn
Name:	Daniel Lebensohn
Title:	Co-Chief Executive Officer (Co-Principal Executive Officer)

By:	/s/ Gregory Freedman
Name:	Gregory Freedman
Title:	Co-Chief Executive Officer and Chief Financial Officer (Co-Principal Executive Officer and Principal Financial and Accounting Officer)