Form 10-Q
period 2022-06-30
Crixus BH3 Acquisition Co
filed 2022-08-12
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Crixus BH3 Acquisition Company
(Exact name of registrant as specified in its charter)

Delaware	001-40868	86-2249068
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

819 NE 2nd Avenue, Suite 500 Fort Lauderdale, Florida	33304
(Address of principal executive offices)	(Zip Code)
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
As of August
12
, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CRIXUS BH3 ACQUISITION COMPANY
Quarterly Report on Form
10-Q

		Page No.

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	3

	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from February 23, 2021 (Date of Inception) to June 30, 2021 (Unaudited)	4

	Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from February 23, 2021 (Date of Inception) to June 30, 2021 (Unaudited)	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 23, 2021 (Date of Inception) to June 30, 2021 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		29

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CRIXUS BH3 ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$618,978	$1,131,162
Prepaid expenses	202,772	570,994

Total current assets	821,750	1,702,156
Cash and marketable securities held in Trust Account	232,527,061	232,284,770

Total assets	$233,348,811	$233,986,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$56,468	$5,000
Derivative warrant liability	3,037,629	8,959,173

Total current liabilities	3,094,097	8,964,173
Deferred underwriting fee payable	8,050,000	8,050,000

Total liabilities	11,144,097	17,014,173

Commitments and Contingencies (Note 7)
Temporary equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 23,000,000 shares issued and outstanding, subject to possible redemption at $10.00 per share at June 30, 2022 and December 31, 2021	230,000,000	230,000,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Accumulated deficit	(7,795,861)	(13,027,822)

Total stockholders’ deficit	(7,795,286)	(13,027,247)

Total liabilities, temporary equity and stockholders’ deficit	$233,348,811	$233,986,926

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,	For the period from February 23, 2021 (date of inception) through June 30,
	2022	2021	2022	2021
Formation and operating costs	$544,202	$25,575	$1,001,283	$30,548

Loss from operations	544,202	25,575	1,001,283	30,548

Other income:
Interest income	276,853	—	311,700	—
Change in fair value of derivative warrant liability	5,143,514	—	5,921,544	—

Total other income	5,420,367	—	6,233,244	—

Net income (loss)	$4,876,165	$(25,575)	$5,231,961	$(30,548)

Weighted average shares outstanding, Class A Common Stock subject to possible redemption	23,000,000	—	23,000,000	—

Basic and diluted net income per share, Class A Common Stock subject to possible redemption	$0.17	$—	$0.18	$—

Weighted average shares outstanding, Class B Common Stock	5,750,000	5,750,000	5,750,000	4,980,315

Basic and diluted net income (loss) per share, Class B Common Stock	$0.17	$(0.00)	$0.18	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Class A				Class B		Additional
	Common Stock		Preferred Stock		Common Stock		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance as of February 23, 2021 (date of inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	—	—	(4,973)	(4,973)

Balance as of March 31, 2021	—	—	—	—	5,750,000	575	24,425	(4,973)	20,027
Net income	—	—	—	—	—	—	—	(25,575)	(25,575)

Balance as of June 30, 2021	—	$—	—	$—	5,750,000	$575	$24,425	$(30,548)	$(5,548)

	Class A				Class B		Additional
	Common Stock		Preferred Stock		Common Stock		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	—	$—	5,750,000	$575	$—	$(13,027,822)	$(13,027,247)
Net income	—	—	—	—	—	—	—	355,796	355,796

Balance as of March 31, 2022	—	—	—	—	5,750,000	575	—	(12,672,026)	(12,671,451)
Net income	—	—	—	—	—	—	—	4,876,165	4,876,165

Balance as of June 30, 2022	—	$—	—	$—	5,750,000	$575	$—	$(7,795,861)	$(7,795,286)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2022	For the period from February 23, 2021 (inception) through June 30, 2021
Cash flows from operating activities
Net income (loss)	$5,231,961	$(30,548)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income	(311,700)	—
Change in fair market value of derivative warrant liability	(5,921,544)	—
Changes in operating assets and liabilities:
Prepaid expenses	368,222	(16,000)
Accrued expenses	51,468	6,825
Deferred offering costs	—	(99,027)

Net cash used in operating activities	(581,593)	(138,750)

Cash flows from investing activities
Proceeds from Trust Account	69,409	—

Net cash provided by investing activities	69,409	—

Cash flows from financing activities
Proceeds from notes payable to Sponsor	—	120,000
Proceeds from issuance of Class B common stock	—	25,000

Net cash provided by financing activities	—	145,000

Net change in cash	(512,184)	6,250
Cash at beginning of period	1,131,162	—

Cash at end of period	$618,978	$6,250

Supplemental disclosure of non-cash financing activities:
Deferred offering cost included in accrued expenses	$—	$200,000

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
The Company has not yet begun operations and therefore, all activity for the period from February 23, 2021 (date of inception) through June 30, 2022 relates to the Company’s Initial Public Offering and identifying a target for the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income
or losses in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of the warrant derivative liability.
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
applicable) time period.
Liquidity
The Company has incurred and expects to continue to incur additional costs in pursuit of its acquisition plans. The Company has determined that it will not be able to sustain operations for the next twelve months without additional financing. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. Based on the Company’s plan and ability to request working capital loans of up to $1.5 million from its sponsor (see Note 4), the Company believes that it has alleviated the substantial doubt about its ability to continue as a going concern, and it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. There is no assurance that the Company’s plan to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period (as defined below). The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to consummate the proposed Business Combination.
Note 2 — Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form 10-K for
the period ended December 31, 2021, as filed with the SEC on March 25, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
As of June 30, 2022 and December 31, 2021, the Company had approximately $0.6 million and $1.1 million, respectively, in cash outside of the trust account available for working capital needs. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.
Cash and Marketable Securities Held in Trust Account
The Company had $232.5 million and $232.3 million held within a trust account in cash and marketable securities as of June 30, 2022 and December 31, 2021, respectively, none of which was available for working capital needs. Substantially all of the assets held in the Trust Account are held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as held-to-maturity securities.
Held-to-maturity
securities are presented on the condensed balance sheet at amortizable cost at inception and at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest income in the accompanying condensed statements of operations.

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
, approximates the carrying amounts represented in the accompanying unaudited condensed financial statements. Topic 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of characteristics specific to the financial instruments, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
Financial instruments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value. The three levels of the fair value hierarchy under Topic 820 are as follows:
Level 1 — Unadjusted quoted prices in active markets for identical financial instruments at the measurement date are used.
Level 2 — Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar financial instruments in active markets, quoted prices for identical or similar financial instruments in markets that are not active, inputs other than quoted prices that are observable for the financial instruments and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3
—
Pricing inputs are unobservable and include situations where there is little, if any, market activity for the financial instruments. The inputs used in determination of fair value require significant judgment and estimation.
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
” (“
Topic 480
”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features include certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets.
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
Topic 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to
be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be immaterial for both, the periods from inception to June 30, 201, as well as the period from January 1, 2022 thru June 30, 2022.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Net Income (Loss) Per Share of Common Stock
Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net income (loss) per share calculation the warrants to purchase common stock are considered to be potentially dilutive securities pursuant to the treasury stock method. In order to determine the net income (loss) attributable to both the Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A common stock and Class B common stock for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 23, 2021 (date of inception) to June 30, 2021.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2022		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Net income attributable to common stockholders—Basic	$3,900,932	$975,233	$4,185,569	$1,046,392

Net income attributable to common stockholders—Diluted	$3,900,932	$975,233	$4,185,569	$1,046,392

Denominator:
Weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted income per share of common stock	$0.17	$0.17	$0.18	$0.18

	For the three months ended June 30,		For the period from February 23, 2021 (date of inception) through June 30,
	2021		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Net loss attributable to common stockholders—Basic	$—	$(25,575)	$—	$(30,548)

Net loss attributable to common stockholders—Diluted	$—	$(25,575)	$—	$(30,548)

Denominator:
Weighted average shares outstanding	—	5,750,000	—	4,980,315

Basic and diluted loss per share of common stock	$—	$(0.00)	$—	$(0.01)

As of June 30, 2022, warrants to purchase 17,900,000 shares of Class A common stock were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money). As a result, basic and diluted income (loss) per share is the same for the periods presented.

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

Related Party Loans
In order to finance transaction costs in connection with the Business Combination, the Sponsor has executed an unsecured promissory note and agreed to loan the Company up to $1.5 million as may be required, the terms of which consist of no interest accrual and a maturity date commensurate with the date Business Combination has been consummated (“Working Capital Loans”). In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment.

Up to $1.5 million of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. There are no related party loans outstanding as of June 30, 2022 and December 31, 2021.
Redemption of Warrant Securities when the price per share of Class A common stock equals or exceeds $10.00

Note Payable to Sponsor
On March 12, 2021, the Sponsor and the Company executed an unsecured promissory note pursuant to which the Company had the ability to borrow up to $0.3 million in the aggregate to cover expenses in connection with the Initial Public Offering (the “Promissory Note”). The Promissory Note
was non-interest bearing
and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $0.1 million under the Promissory Note and the full amount was repaid on October 7, 2021. No subsequent draws were made against the Promissory Note following repayment on October 7, 2021 and there is no outstanding balance as of June 30, 2022 and December 31, 2021.
Administrative Services Agreement
The Company entered into an agreement whereby, commencing on October 7, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. The Company records the administrative services agreement costs within formation and operating costs on the unaudited condensed statements of operations. For the three and six months ended June 30, 2022, the Company incurred and paid $45,000 and $90,000, respectively. For the three months ended June 30, 2021 and for the period from February 23, 2021 (date of inception) to June 30, 2021, the Company did not incur any administrative services.
Note 5 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
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
At June 30, 2022 and December 31, 2021, there were 23,000,000 Class A Shares issued and outstanding, of which 3,482,975 Units and 8,759,346 Units, respectively, remain intact (each consisting of 1 share of Class A common stock and 1/2 of a public warrant). At June 30, 2022 and December 31, 2021, there were 5,750,000 Class B Shares issued and outstanding.
Warrants
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current Offering prospectus relating thereto is available, and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. At June 30, 2022 and December 31, 2021, there were 11,500,000 whole Public Warrants and 6,400,000 Private Placement Warrants outstanding.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the sale of the shares of Class A common stock issuable upon exercise of the Warrants, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the Warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the sale of the shares of Class A common stock issuable upon exercise of the Warrants is not effective by the 60 th
business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

	Level	June 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$232,527,061	$232,284,770
Liabilities:
Public Warrants (1,2)	1	$1,951,550	$5,744,250
Private Placement Warrants (1)	3	$1,086,079	$3,214,923

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

The Company established the initial fair value for the Warrants on October 7, 2021, the date of the Company’s Initial Public Offering, using a Black- Scholes Option Pricing Method (“BSM”) for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of
one Public Warrant), and (ii) the sale of Private Placement Units, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption based on their relative fair values at the initial measurement date. Both the Private Placement Warrants and Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of June 30, 2022 and December 31, 2022, the Public Warrants are classified as Level 1 in the fair value hierarchy and a BSM was not required.
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

The key inputs into the BSM for determining the fair value of the Private Placement Warrants include:

Input	Input Values as of June 30, 2022	Input Values as of December 31, 2021
Risk-free interest rate	3.01%	1.26%
Expected term (years)	4.5 Years	5 Years
Expected volatility	2.1%	10.0%
Instrument exercise price for one share of Class A common stock	$11.50	$11.50
At June 30, 2022, the fair value was determined to be $0.17 per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of $1.1 million and $2.0 million, respectively. At December 31, 2021, the fair value was determined to be $0.50 per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of $3.2 million and $5.7 million, respectively. The use of a lowered expected volatility input as of June 30, 2021 was a significant contributor that led to the decrease in the fair value of the Private Placement Warrants and Public Warrants at June 30, 2021 as compared to December 31, 2021.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities
Initial measurement on October 7, 2021	$8,640,000	$14,720,000	$23,360,000
Change in fair value	(5,425,077)	(8,975,750)	(14,400,827)

Fair value as of December 31, 2021	3,214,923	5,744,250	8,959,173
Change in fair value	(2,128,844)	(3,792,700)	(5,921,544)

Fair value as of June 30, 2022	$1,086,079	$1,951,550	$3,037,629

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

Note 8 — Subsequent Events
Management of the Company evaluates events that have occurred after the unaudited condensed balance sheet date of June 30, 2022 through the date these unaudited condensed financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent
events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations
Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and after our Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income
in the form of interest income on marketable securities held after the Initial Public Offering and the change in fair value of warrant liabilities. We are incurring expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses in connection with searching for a Business Combination.
For the three months ended June 30, 2022, we had net income of $4.9 million, which consists of general and administrative expense of $0.5 million, offset by interest income of $0.3 million and income from the change in fair value of warrant liability of $5.1 million.
For the six months ended June 30, 2022, we had net income of $5.2 million, which consists of general and administrative expense of $1.0 million, offset by interest income of $0.3 million and income from the change in fair value of warrant liability of $5.9 million.
For the three months ended June 30, 2021, we had net loss of $25,575, which consisted of general and administrative expenses.
For the period from February 23, 2021 (date of inception) through June 30, 2021, we had net loss of $30,548, which consisted of general and administrative expenses.
Our management continues to evaluate the impact of
the COVID-19 pandemic
and the Russia-Ukraine war and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
Sources of Liquidity
Our liquidity needs from the period of February 23, 2021 (date of inception) through October 7, 2021 (date of the initial public offering) had been satisfied through the cash receipt of $25,000 from our initial stockholders to purchase the Founder Shares, and a loan of $300,000 pursuant to a note issued to our Sponsor (the “Note”). The Note was non-interest bearing
and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. We borrowed $145,000 under the Promissory Note and the full amount was repaid on October 7, 2021. Subsequent to the consummation of the initial public offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or its affiliates may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, there are no amounts outstanding under any Working Capital Loans.
As of June 30, 2022, we had approximately $0.6 million in cash outside of the trust account available for working capital needs and $232.5 million of cash and liquid marketable securities held in trust, which is not available for working capital needs.

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
We have incurred and expect to continue to incur additional costs in pursuit of our acquisition plans. We have determined that we will not be able to sustain operations for the next twelve months without obtaining additional financing. These conditions raise a substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. Based on our plan to request Working Capital Loans of up to $1.5 million from our Sponsor, our management believes that we have alleviated the substantial doubt about our ability to continue as a going concern, and we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
Each whole Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to our Sponsor was added to the proceeds from the initial public offering held in the Trust Account. If we do not complete a Business Combination by April 7, 2023 (or by July 7, 2023 or October 7, 2023, as applicable, if we extend the period of time to consummate a Business Combination), the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for
cash and exercisable on a cashless basis so long as they are held by our Sponsor or permitted transferees.
The Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Contractual Obligations
At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. For the three and six months ended June 30, 2022, we incurred and paid $45,000 and $90,000, respectively. For the three months ended June 30, 2021 and for the period from February 23, 2021 (date of inception) to June 30, 2021, we did not incur any administrative services.
The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, paid upon the closing of the Initial Public Offering and Over-Allotment. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
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
As of June 30, 2022, we did not have
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
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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
the Exchange Act,
our Co-Chief Executive
Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Co-Chief Executive
Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15(e) and 15d-15(e) under
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
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on
Form 10-K for
the year ended December 31, 2021, filed with the SEC on March 25, 2022 (the “Annual Report”), and in our Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2022, filed with the SEC on May 12, 2022 (the “2022 Q1 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and the 2022 Q1 Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officers (Co-Principal Executive Officers) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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
day of August, 2022.

CRIXUS BH3 ACQUISITION COMPANY

By:	/s/ Daniel Lebensohn
Name:	Daniel Lebensohn
Title:	Co-Chief Executive Officer (Co-Principal Executive Officer)

By:	/s/ Gregory Freedman
Name:	Gregory Freedman
Title:	Co-Chief Executive Officer and Chief Financial Officer (Co-Principal Executive Officer and Principal Financial and Accounting Officer)