Form 10-Q
period 2022-09-30
Crixus BH3 Acquisition Co
filed 2022-11-14
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
November 14, 2022,
there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CRIXUS BH3 ACQUISITION COMPANY

Quarterly Report on Form

10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 23, 2021 (Date of Inception) to September 30, 2021 (Unaudited)	4

	Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 23, 2021 (Date of Inception) to September 30, 2021 (Unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 23, 2021 (Date of Inception) to September 30, 2021 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURES		32

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
CRIXUS BH3 ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	(Unaudited) September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$365,742	$1,131,162
Prepaid Expenses	15,609	570,994

Total current assets	381,351	1,702,156
Securities held-to-maturity in Trust Account, at amortized cost	233,938,297	232,284,770

Total assets	$234,319,648	$233,986,926

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$61,700	$5,000
Derivative warrant liability	2,685,000	8,959,173

Total current liabilities	2,746,700	8,964,173
Deferred underwriting fee payable	8,050,000	8,050,000

Total liabilities	10,796,700	17,014,173
Commitments and contingencies (Note 7)
Temporary equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 23,000,000 shares issued and outstanding, subject to possible redemption	231,722,936	230,000,000
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	575	575
Accumulated deficit	(8,200,563)	(13,027,822)

Total stockholders’ deficit	(8,199,988)	(13,027,247)

Total liabilities, temporary equity and stockholders’ deficit	$234,319,648	$233,986,926

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,	For the period from February 23, 2021 (inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$445,631	$—	$1,446,914	$30,548

Loss from operations	445,631	—	1,446,914	30,548

Other income:
Interest income	1,411,236	—	1,722,936	—
Change in fair value of derivative warrant	352,629	—	6,274,173	—

Total other income	1,763,865	—	7,997,109	—

Net income (loss)	$1,318,234	$—	$6,550,195	$(30,548)

Weighted average shares outstanding, Class A Common Stock subject to possible redemption	23,000,000	—	23,000,000	—

Basic and diluted net income per share, Class A Common Stock subject to possible redemption	$0.06	$—	$0.24	$—

Weighted average shares outstanding, Class B Common Stock	5,750,000	5,750,000	5,750,000	5,303,653

Basic and diluted net income (loss) per share, Class B Common Stock	$(0.00)	$—	$0.17	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of February 23, 2021 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(4,973)	(4,973)

Balance as of March 31, 2021	—	—	5,750,000	575	24,425	(4,973)	20,027
Net loss	—	—	—	—	—	(25,575)	(25,575)

Balance as of June 30, 2021	—	—	5,750,000	575	24,425	(30,548)	(5,548)
Net loss	—	—	—	—	—	—	—

Balance as of September 30, 2021	—	$—	5,750,000	$575	$24,425	$(30,548)	$(5,548)

	Preferred Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(13,027,822)	$(13,027,247)
Net income	—	—	—	—	—	355,796	355,796

Balance as of March 31, 2022	—	—	5,750,000	575	—	(12,672,026)	(12,671,451)
Net income	—	—	—	—	—	4,876,165	4,876,165

Balance as of June 30, 2022	—	—	5,750,000	575	—	(7,795,861)	(7,795,286)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(1,722,936)	(1,722,936)
Net income	—	—	—	—	—	1,318,234	1,318,234

Balance as of September 30, 2022	—	$—	5,750,000	$575	$—	$(8,200,563)	$(8,199,988)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the period from
	For the nine months	February 23, 2021
	ended September 30,	(inception) through
	2022	September 30, 2021
Cash flows from operating activities
Net income (loss)	$6,550,195	$(30,548)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,438,115)	—
Change in fair market value of derivative warrant liability	(6,274,173)	—
Changes in operating assets and liabilities:
Prepaid expenses	555,385	(16,000)
Accrued expenses	56,700	6,825
Deferred offering costs	—	(129,120)

Net cash used in operating activities	(550,008)	(168,843)

Cash flows from investing activities
Proceeds from Trust Account	69,409	—
Maturities of marketable securities in Trust Account	464,802,000	—
Purchases of marketable securities in Trust Account	(697,613,882)	—
Sales of marketable securities in Trust Account	232,527,061	—

Net cash used in investing activities	(215,412)	—

Cash flows from financing activities
Proceeds from notes payable to Sponsor	—	145,000
Proceeds from issuance of Class B common stock	—	25,000

Net cash provided by financing activities	—	170,000

Net change in cash	(765,420)	1,157
Cash at beginning of period	1,131,162	—

Cash at end of period	$365,742	$1,157

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering cost included in accrued expenses	$—	$200,000

Accretion of Class A common stock to redemption value	$1,722,936	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Organization and Plan of Business Operations
Crixus BH3 Acquisition Company (the “Company”) is a blank check company incorporated as a Delaware company on February 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
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
The Company has not yet begun operations and therefore, all activity for the period from February 23, 2021 (date of inception) through September 30, 2022 relates to the Company’s Initial Public Offering and identifying a target for the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income or losses in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of the warrant derivative liability.
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

The Company will have until April 7, 2023 (or until July 7, 2023 or October 7, 2023, as applicable, if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”). If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months or 24 months, as applicable), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.00 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company to pay its tax obligations and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the
18-month
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
Note 2 - Significant Accounting Policies
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
for the period ended December 31, 2021, as filed with the SEC on March 25, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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
Cash and Cash Equivalents
As of September 30, 2022 and December 31, 2021, the Company had approximately $0.4 million and $1.1 million, respectively, in cash outside of the trust account available for working capital needs. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.
Securities
Held-to-Maturity
in Trust Account
The Company had $233.9 million and $232.3 million held within a trust account in cash and marketable securities as of September 30, 2022 and December 31, 2021, respectively, none of which was available for working capital needs. Substantially all of the assets held in the Trust Account are held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as held-to-maturity
securities.
Held-to-maturity
securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method, at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest income in the accompanying condensed statements of operations. The Company estimated the expected credit loss for each security in its portfolio using the probability-of-default
method. The Company concluded there were no expected losses as of September 30, 2022 and December 31, 2021.

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
“
Derivatives and Hedging—Contracts in Entity’s Own Equity
” (“
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
5A-Expenses
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
” (“
Topic 480
”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features include certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets.
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
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of Topic 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit. During the three months and nine months ended September 30, 2022, the Company recorded accretion on Class A common stock of $1.4 million and $1.7 million to redemption value related to the interest in the trust account, respectively.
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
unrecognized tax benefits and
no
amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be immaterial for both, the periods from inception to September 30, 2021, as well as the period from January 1, 2022 through September 30, 2022.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Net Income (Loss) Per Share of Common Stock
The Company has two classes of shares outstanding, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net income (loss) per share calculation the warrants to purchase common stock are considered to be potentially dilutive securities pursuant to the treasury stock method. In order to determine the net income (loss) attributable to both the Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any changes to the redemption value of the Class A common stock is treated as a deemed dividend for the purposes of the numerator in the earnings per share calculation, as the redemption value approximates fair value. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company calculates the amount to be allocated pro rata between Class A common stock and Class B common stock for each of the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the three months ended September 30, 2022		For the three months ended September 30, 2021		For the nine months ended September 30, 2022		For the period from February 23, 2021 (date of inception) to September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	1,054,587	263,647	—	—	5,240,156	1,310,039	—	(30,548)
Less: Accretion allocated based on ownership percentage	(1,128,989)	(282,247)	—	—	(1,378,349)	(344,587)	—	—
Plus: Accretion applicable to Class A redeemable shares	1,411,236	—	—	—	1,722,936	—	—	—

Income (loss) by class	$1,336,834	$(18,600)	$—	$—	$5,584,743	$965,452	$—	$(30,548)

Denominator:
Weighted average common stock outstanding, basic and diluted	23,000,000	5,750,000	—	5,750,000	23,000,000	5,750,000	—	5,303,653

Basic and diluted net income (loss) per common share	0.06	(0.00)	—	—	0.24	0.17	—	(0.01)

As of September 30, 2022, warrants to purchase 17,900,000 shares of Class A common stock were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. As a result, basic and diluted income (loss) per share is the same for the periods presented.
Note 3 - Initial Public Offering
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

Transaction costs from the Initial Public Offering amounted to $22.4 million, consisting of $12.7 million of underwriters’ fees and discounts, $9.3 million for the excess fair value of founder shares attributable to the anchor investors (see Note 4), and $0.5 million of other offering costs, net of third-party vendor credits. Such transaction costs were allocated to Class A common stock and warrants issued in the Initial Public Offering based on their relative fair values. Accordingly, $1.4 million of the $22.4 million in total transaction costs (which includes $0.6 million of the excess fair value of the Founder Shares sold to anchor investors-see
Note 4), were allocated to the public warrants.
Note 4 - Related Party Transactions
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

Related Party Loans
In order to finance transaction costs in connection with the Business Combination, the Sponsor has executed an unsecured promissory note and agreed to loan the Company up to $1.5 million as may be required, the terms of which consist of no interest accrual and a maturity date commensurate with the date Business Combination has been consummated (“Working Capital Loans”). In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. There are no related party loans outstanding as of September 30, 2022 and December 31, 2021.
Note Payable to Sponsor
On March 12, 2021, the Sponsor and the Company executed an unsecured promissory note pursuant to which the Company had the ability to borrow up to $0.3 million in the aggregate to cover expenses in connection with the Initial Public Offering (the “Promissory Note”). The Promissory Note was
non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $0.1 million under the Promissory Note and the full amount was repaid on October 7, 2021. No subsequent draws were made against the Promissory Note following repayment on October 7, 2021 and there is no outstanding balance as of September 30, 2022 and December 31, 2021.
Administrative Services Agreement
The Company entered into an agreement whereby, commencing on October 7, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. The Company records the administrative services agreement costs within formation and operating costs on the unaudited condensed statements of operations. For the three and nine months ended September 30, 2022, the Company incurred and paid $45,000 and $135,000, respectively. For the three months ended September 30, 2021 and for the period from February 23, 2021 (date of inception) to September 30, 2021, the Company did not incur any administrative services.
Note 5 - Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
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

At September 30, 2022 and December 31, 2021, there were 23,000,000 Class A Shares issued and outstanding, of which 3,482,975 Units and 8,759,346 Units, respectively, remain intact (each consisting of 1 share of Class A common stock and 1/2 of a public warrant). At September 30, 2022 and December 31, 2021, there were 5,750,000 Class B Shares issued and outstanding.
Warrants
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current Offering prospectus relating thereto is available, and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. At September 30, 2022 and December 31, 2021, there were 11,500,000 whole Public Warrants and 6,400,000 Private Placement Warrants outstanding.
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

In addition, if (i) we issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (
to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
Note 6 - Fair Value Measurement
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

	Level	September 30, 2022	December 31, 2021
Assets:
Cash	1	$365,742	$1,131,162
Liabilities:
Public Warrants (1,2)	1	$1,725,000	$5,744,250
Private Placement Warrants (1)	3	$960,000	$3,214,923

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

The Company established the initial fair value for the Warrants on October 7, 2021, the date of the Company’s Initial Public Offering, using a Black- Scholes Option Pricing Method (“BSM”) for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant), and (ii) the sale of Private Placement Units, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption based on their relative fair values at the initial measurement date. Both the Private Placement Warrants and Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of September 30, 2022 and December 31, 2022, the Public Warrants are classified as Level 1 in the fair value hierarchy and a BSM was not required.
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

The key inputs into the BSM for determining the fair value of the Private Placement Warrants include:

Input	Input Values as of September 30, 2022 [1]			Input Values as of December 31, 2021
Risk-free interest rate		N/A	%	1.26%
Expected term (years)		N/A		5 Years
Expected volatility		N/A	%	10.0%
Instrument exercise price for one share of Class A common stock	$	N/A		$11.50

[1]	With the decline in volatilities, there is de minimis benefit to private warrants with exemption from make whole redemptions. The private warrants were priced the same as public warrants.
At September 30, 2022, the fair value was determined to be $0.15 per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of $1.0 million and $1.7 million, respectively. At December 31, 2021, the fair value was determined to be $0.50 per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of $3.2 million and $5.7 million, respectively. The use of a lowered expected volatility input as of September 30, 2022 was a significant contributor that led to the decrease in the fair value of the Private Placement Warrants and Public Warrants at September 30, 2022 as compared to December 31, 2021.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities
Initial measurement on October 7, 2021	$8,640,000	$14,720,000	$23,360,000
Change in fair value	(5,425,077)	(8,975,750)	(14,400,827)

Fair value as of December 31, 2021	3,214,923	5,744,250	8,959,173
Change in fair value	(2,254,923)	(4,019,250)	(6,274,173)

Fair value as of September 30, 2022	$960,000	$1,725,000	$2,685,000

The following tables summarize the Company’s
held-to-maturity
investments, which are stated at amortized cost at September 30, 2022 and December 31, 2021:

September 30, 2022
Held-to-maturity securities, at amortized cost:	Amortized cost basis	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value (level 2)
U.S. Treasury securities	$233,938,297	$—	$(236,741)	$233,701,556

December 31, 2021
Held-to-maturity securities, at amortized cost:	Amortized cost basis	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value (level 2)
U.S. Treasuries securities	$232,284,770	$—	$—	$232,284,770

As of September 30, 2022, all
held-to-maturity
securities are due within one year or less.

Note 7 - Commitments
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
Note 8 - Subsequent Events
Management of the Company evaluates events that have occurred after the unaudited condensed balance sheet date of September 30, 2022 through the date these unaudited condensed financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized
subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer Crixus BH3 Acquisition Company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

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

Results of Operations

Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and after our Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering and the change in fair value of warrant liabilities. We are incurring expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses in connection with searching for a Business Combination.

For the three months ended September 30, 2022, we had net income of $.1 million, which consists of interest income of $.2 million and income from the change in fair value of warrant liability of $0.4 million, offset by general and administrative expense of $0.4 million.

For the nine months ended September 30, 2022, we had net income of $5.4 million, which consists of interest income of $.5 million and income from the change in fair value of warrant liability of $6.3 million, offset by general and administrative expense of $1.4 million.

For the three months ended September 30, 2021, we had no income or loss.

For the period from February 23, 2021 (date of inception) through September 30, 2021, we had net loss of $30,548, which consisted of general and administrative expenses.

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

As of September 30, 2022, we had approximately $0.4 million in cash outside of the trust account available for working capital needs and $233.7 million of cash and liquid marketable securities held in trust, which is not available for working capital needs.

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

Contractual Obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. For the three and nine months ended September 30, 2022, we incurred and paid $45,000 and $135,000, respectively. For the three months ended September 30, 2021 and for the period from February 23, 2021 (date of inception) to September 30, 2021, we did not incur any administrative services.

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

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022 (the “Annual Report”), and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 12, 2022 (the “2022 Q1 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and the 2022 Q1 Report, except for the below.

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing an initial business combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete an initial business combination.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. To avoid that result, on or shortly prior to the 24-month anniversary of the effective date of the IPO Registration Statement, or at such earlier time as may be required by law or regulation, or that we determine in our discretion is advisable to avoid such a result, we will liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would receive upon any redemption or liquidation of the Company.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other matters, to the circumstances in which SPACs such as us could potentially be deemed to be an “investment company” under, and consequently subject to registration under, the Investment Company Act of 1940, as amended (the “Investment Company Act”) and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our common stock and warrants following such a transaction, and our warrants would expire worthless. The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section (a)(1)(A) of the Investment Company Act of 1940, as amended), we will, on or prior to the 24-month anniversary of the effective date of IPO Registration Statement (or at such earlier time as discussed below), instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations and money market funds (in each case, to the extent they exist) held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company under the Investment Company Act. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company or such securities holdings. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

A new 1% U.S. federal excise tax could be imposed on us in connection with future redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law which provides for, among other things, a 1% excise tax on the fair market value of stock repurchased by a U.S. corporation beginning in 2023, subject to certain exceptions. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. It is unclear at this time how and to what extent it will apply to SPAC redemptions and liquidations, but since we are a publicly listed Delaware corporation, we are a “covered corporation” within the meaning of the IRA. Consequently, our Board believes that, absent additional guidance and unless an exception is available, there is a significant risk that this excise tax will apply to any redemptions of our public shares after December 31, 2022, including redemptions made if we are unable to consummate an initial business combination by or before April 7, 2023 (or by July 7, 2023 or October 7, 2023, as applicable) as provided in the charter. The application of the excise tax to any redemptions we make after December 31, 2022 could potentially reduce the per-share amount that our public stockholders would otherwise be entitled to receive upon redemption of their public shares.

We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial business combination to be consummated with us, we may not be able to consummate an initial business combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate an initial business combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target. As a result of these various restrictions, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar ownership issues. Moreover, the process of government review, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may be deemed a “foreign person” under the regulations relating to CFIUS and our failure to obtain any required approvals within the requisite time period may require us to liquidate.

We do not believe that either we or our sponsor constitute a “foreign person” under CFIUS rules and regulations. However, if CFIUS considers us to be a “foreign person” and believes that the business of an initial business combination target may affect national security, we could be subject to foreign ownership restrictions and/or CFIUS review. If a potential business combination falls within the scope of applicable foreign ownership restrictions, we may be unable to consummate an initial business combination. In addition, if a potential initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with an initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination.

Although we do not believe we or the sponsor are a “foreign person”, CFIUS may take a different view and decide to block or delay a potential initial business combination, impose conditions to mitigate national security concerns with respect to a potential initial business combination, order us to divest all or a portion of a U.S. business of the potential combined company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any potential foreign ownership by the sponsor. As a result, the pool of potential targets with which we could complete an initial business combination may be limited due to such regulatory restrictions. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete an initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.10 per share (or up to $10.30 per share, assuming no redemption and the full existing extensions are utilized), and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a potential initial business combination and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2022.

CRIXUS BH3 ACQUISITION COMPANY

By:	/s/ Daniel Lebensohn
Name:	Daniel Lebensohn
Title:	Co-Chief Executive Officer (Co-Principal Executive Officer)

By:	/s/ Gregory Freedman
Name:	Gregory Freedman
Title:	Co-Chief Executive Officer and Chief Financial Officer (Co-Principal Executive Officer and Principal Financial and Accounting Officer)