Form 10-K
period 2022-12-31
Crixus BH3 Acquisition Co
filed 2023-03-31
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the voting stock held by
non-affiliates
of the Registrant on June 30, 2022, based upon the closing price of $9.86 of the Registrant’s Class A common stock as reported on the Nasdaq Stock Market LLC, was approximately $241.1 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 1, 2023,
there were 5,012,592 shares of Class A common stock, par value $
0.0001
per share, and 5,750,000 shares of Class B common stock, par value $
0.0001
per share, issued and outstanding.

PART I

CERTAIN TERMS

Unless otherwise stated in this annual report on Form 10-K (the “Annual Report”) or unless the context otherwise requires, references to:

•	“advisory board” are to the members of the advisory board set forth in this Annual Report;

•

“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the company in effect on the date hereof (which gives effect to the charter amendment);

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

•

“charter amendment” are to the certificate of amendment filed by us on December 7, 2022 amending our then in effect amended and restated certificate of incorporation that, among other things, extended the initial period of time by which we have to consummate our initial business combination to the new termination date (which may be further extended in accordance with the procedures set forth in such charter amendment)

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“Continental” are to Continental Stock Transfer & Trust Company, our transfer agent;

•	“DGCL” are to the Delaware General Corporation Law as the same may be amended from time to time;

•

“deposit amount” are to an amount determined by multiplying $0.035 by the number of public shares then outstanding, in consideration of our execution and delivery of a non-interest bearing, unsecured promissory note equal to such deposit amount, which such promissory note may not be repaid by us in the event that we are unable to complete an initial business combination (unless there are funds of the company available outside of the trust account to do so) and which deposit amount will be used to fund the redemption of the public shares in the event that an initial business combination is not consummated by the new termination date;

•

“early redemptions” are to the redemption of 17,987,408 public shares by certain public stockholders in December 2022 in connection with the amendment of our amended and restated certificate of incorporation;

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

•	“new termination date” is to August 7, 2023 (unless extended in accordance with the procedures set forth in our amended and restated certificate of incorporation);

•

“special meeting” are to our special meeting in lieu of annual meeting of stockholders held on December 7, 2022 at which our holders of common stock approved, among other things, the charter amendment and the trust amendment;

•	“sponsor” is to Crixus BH3 Sponsor LLC, a Delaware limited liability company;

•	“team” or our “sponsor team” are to our management team, our independent directors, and our advisory board;

•

“trust amendment” are to the amendment dated December 7, 2022 to the Investment Management Trust Agreement, dated as of October 4, 2021 between us and Continental pursuant to which Continental must commence liquidation if a letter of termination under the trust agreement is not received by Continental prior to the new termination date;

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

•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our sponsor team to generate a number of potential investment opportunities;

•	our estimated pro rata redemption price per share of Class A common stock;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following this offering; and

•	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC.

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

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated on February 23, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We were initially incorporated under the name BH3 Acquisition Corp. and subsequently changed our name to Crixus BH3 Acquisition Company on July 21, 2021. We intend to effectuate our initial business combination (the “Business Combination”) using cash from the proceeds of the initial public offering and the private placement of the private placement warrants (after giving effect to the early redemptions effected in connection with our special meeting), our capital stock, debt or a combination of cash, stock and debt.

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

On December 7, 2022 (following approval by our stockholders at the special meeting), we effected the charter amendment and the trust amendment, the effect of which was to change our termination date from April 7, 2023 to the new termination date of August 7, 2023 (unless further extended in accordance with our amended and restated certificate of incorporation by our sponsor (or its affiliates or designees) providing to us the requisite notice and the deposit amount). In connection with the charter amendment, 17,987,408 public shares were tendered for redemption. After giving effect to the early redemptions, we had approximately $51.2 million remaining in the trust account.

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

We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses:

•

Strong Fundamentals. Companies that have strong fundamentals, and leading positions within the real estate, construction and infrastructure industries, or otherwise derive a large component of revenue or enterprise value from real estate, construction or infrastructure related activities. We intend to evaluate the target businesses based on several factors, including growth characteristics, competitive positioning, profitability margins and sustainability.

•

Hidden Value. We are looking for unseen value or other characteristics that have been disregarded by the marketplace. We intend to leverage the operational experience and financial acumen of our sponsor team to focus on unlocking value others may have overlooked or our sponsor team may have a unique ability to affect.

•

Attractive Risk Adjusted Returns. We intend to seek target businesses that we believe will offer an attractive risk-adjusted return on investment for our stockholders. Financial returns will be evaluated based on both organic cash flow growth potential and an ability to create value through new initiatives. Potential upside from growth in the business will be weighed against downside risks.

•

Proven Unit Economics and Growing Companies. We intend to seek target businesses that have generated or are expected to generate attractive unit economics at scale. We intend to focus on target businesses that have established and growing revenue streams, or strong potential to establish such revenue. We do not intend to acquire companies that are excessively leveraged.

•

Competitive Position. We intend to seek target businesses that have, or have a strong potential to establish, a leading, growing or unique niche market position in their respective sectors, and we intend to analyze the strengths and weaknesses of these businesses relative to their competitors. We intend to seek to invest in one or more businesses that demonstrate advantages when compared to their competitors, including capable management team, defensible proprietary technology or market position, strong adoption rates, and relevant domain expertise.

•

Capable Management Team. We intend to seek target businesses that have experienced management teams or those that provide a platform for us to assemble an effective and capable management team. We intend to seek management teams with a track record of driving revenue growth and creating value for their stockholders.

•

Benefit from Being a Public Company. We intend to seek target businesses that we believe will benefit from being publicly listed and can effectively utilize the broader access to capital and the public profile to grow and accelerate stockholder value creation.

•	Potential for Stable Free Cash Flow. We intend to seek target businesses that have historically generated, or have strong potential to generate, strong and sustainable free cash flow.

In addition, we expect to consider a variety of factors with respect to potential acquisition opportunities, including, among others:

•	financial condition and results of operations;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	stage of development of the business and its products or services;

•	degree of current or potential market acceptance of the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulatory environment and potential future regulation on the business;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other acquisitions, introduction of new products, or product line extensions; and

•	the amount of working capital available.

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

Our Investment Committee and Acquisition Process

In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, as applicable and among other things, commercial and industry due diligence, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial, operational, legal and other information about the target and its industry. To help facilitate this evaluation, we rely on input from our management team, sponsor and directors, including third party diligence providers if and as necessary.

Our process includes sourcing acquisition target candidates from our professional advisors and sponsor team, through a systematic process coordinated by management. Management then conducts initial reviews of potential candidates which are aggregated for review by the investment committee, prior to submission to the board for consideration. The investment committee is currently comprised of Daniel Lebensohn and Gregory Freedman (our co-CEOs), Eric Edidin (a board member), Daniel Adan (an independent board member), Neil Subin (an advisory board member), David Mansell (an advisory board member), and Rob Sales (a dedicated third party consultant to the Company). Each of Mr. Edidin, Mr. Adan and Mr. Mansell have substantial private equity and public markets experience evaluating, acquiring and managing operating companies with a similar range of size and stages to our target business combination candidates. Mr. Sales brings specific expertise in performing due diligence and identifying opportunities to create operational and strategic value in prospective target companies.

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties or obligations to materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

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

Extension and Redemptions

On December 7, 2022 (following approval by our stockholders at the special meeting), we effected the charter amendment and the trust amendment, the effect of which was to change our termination date from April 7, 2023 to the new termination date (August 7, 2023, unless further extended in accordance with our amended and restated certificate of incorporation by our sponsor (or its affiliates or designees) providing to us the requisite notice and the deposit amount). In connection with the charter amendment, 17,987,408 public shares were tendered for redemption. After giving effect to the early redemptions, we had approximately $51.2 million remaining in the trust account.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the Market Value of the shares of our Class A common stock that are held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition, liquidity and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

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

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

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

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

•	There are no assurances that approvals of the charter amendment Proposal and the trust amendment Proposal will enable us to complete an initial business combination.

•

The SEC has recently proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination.

•

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

•	A new 1% U.S. federal excise tax could be imposed on us in connection with future redemptions by us of our shares.

•

We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

•	We may be deemed a “foreign person” under the regulations relating to CFIUS and our failure to obtain any required approvals within the requisite time period may require us to liquidate.

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

There are no assurances that approvals of the charter amendment and the trust amendment will enable us to complete an initial business combination.

Even though the charter amendment and the trust amendment were approved at the special meeting, we can provide no assurances that an initial business combination will be consummated prior to the new termination date. Our ability to consummate an initial business combination is dependent on a variety of factors, many of which are beyond our control. We were required to offer public stockholders the opportunity to elect to have us redeem their public shares in connection with the approval of the charter amendment proposal, and, as the charter amendment proposal and the trust amendment proposal were approved by our stockholders at the special meeting, we are required to offer our remaining public stockholders the opportunity to elect to have us redeem their public shares again in connection with any stockholder vote to approve the initial business combination. In order to be able to consummate an initial business combination by the new termination date, the amount of cash remaining in the Trust Account could be insufficient to consummate an initial business combination on commercially acceptable terms, or at all. The fact that we will have a separate redemption period in connection with any submission of a proposed initial business combination to stockholders for a vote could exacerbate these risks. Other than in connection with redemptions effected pursuant to the charter, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

Participation in the initial public offering by the anchor investors could reduce the public float for our shares, and could result in our inability to satisfy the Nasdaq continued listing requirements.

Our anchor investors purchased an aggregate of approximately 22,980,000 of the units in the initial public offering, and after giving effect to the early redemption, as of March 1, 2023, there were 5,012,592 shares of Class A common stock and 5,750,000 shares of Class B common stock issued and outstanding. Such purchases and the early redemptions reduced the available public float for our securities. Any further reduction in our available public float may consequently further reduce the trading volume and liquidity of our securities and increase the volatility of our securities relative to what they would have been had such securities been purchased by public investors. In addition, in order to continue to satisfy Nasdaq’s continued listing requirements after the initial public offering, among other requirements, we must have a minimum of 400 round lot holders of our securities. To the extent our public float is limited due to purchases made by the anchor investors, we may be more likely than other companies to fall below the required public holder threshold in the future.

If we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote shares held by them, and our anchor investors have agreed to vote (or abstain from voting) founder shares held by them, in favor of such initial business combination, regardless of how our public stockholders vote.

On an as-converted basis, holders of our founder shares collectively owned, 20% of the issued and outstanding shares of our common stock upon the completion of the initial public offering, and approximately 53.4% of the issued and outstanding shares of our common stock upon completion of the early redemption. Our initial stockholders, members of our management team and our anchor investors also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. If we submit our initial business combination to our public stockholders for a vote, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed to vote their founder shares and any shares purchased prior to the initial business combination, in favor of our initial business combination. As a result, if all issued and outstanding shares are voted, in addition to our founder shares (assuming all anchor investors vote their founder shares in favor of the business combination), we would not need any of the 5,012,592 public shares outstanding as of March 1, 2023 to constitute a quorum or to be voted in favor of an initial business combination in order to have our initial business combination approved.

Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and each member of our management team to vote shares held by them, and our anchor investors to vote founder shares held by them (subject to the right to abstain from voting), in favor of our initial business combination will significantly increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. The anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a stockholder vote.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete an initial business combination on or before the new termination date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

As there are many special purpose acquisition companies evaluating targets, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models has increased, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our stockholders.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S. denominated banknotes to Russia or persons locates there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate at least until the new termination date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate at least until the new termination date, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor will be sufficient to allow us to operate at least until the new termination date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other matters, to the circumstances in which SPACs such as us could potentially be deemed to be an “investment company” under, and consequently subject to registration under, the Investment Company Act of 1940, as amended (the “Investment Company Act”) and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a SPAC to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the company’s registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

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

The funds in the Trust Account have, since our IPO, been held only in U.S. Government Treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. Government Treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), we will, on or prior to the 24-month anniversary of the effective date of IPO Registration Statement (or at such earlier time as discussed below), instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. Government Treasury obligations and money market funds (in each case, to the extent they exist) held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company under the Investment Company Act. The longer that the funds in the Trust Account are held in short-term U.S. Government Treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company or such securities holdings. The SEC may also adopt rules to require a company to complete its initial business combination less than 24 months after the effective date of the IPO Registration Statement, and in such case, the Company may be required to liquidate the Company or such securities holdings. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our IPO, been held only in U.S. Government Treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. Government Treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the trustee with respect to the trust account to liquidate the U.S. Government Treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company. As of the date of this Annual Report, we have not yet made any such determination to liquidate the securities held in the trust account.

The longer that the funds in the trust account are held in short-term U.S. Government Treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in cash, which would further reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company. As of the date of this proxy statement/prospectus, we are currently holding the funds in our trust account in money market funds.

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

Of the net proceeds from the initial public offering and the sale of the private placement warrants, after giving effect to the early redemptions, approximately $51.2 will be available to complete our business combination and pay related fees and expenses (Including the payment of $8,050,000 of deferred underwriting commissions being held in the trust account and assuming no reduction there of and no further redemptions of our public shares).

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

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing an initial business combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete an initial business combination. It is currently uncertain when, or if, or in what form the SEC may adopt the SPAC Rule Proposals.

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

Prior to the initial public offering, our initial stockholders purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Prior to the initial investment in the Company of $25,000 by our initial stockholders, the Company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the initial public offering (which was the case until the early redemption in December 2022). The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 6,400,000 private placement warrants, each whole warrant exercisable to purchase one share of our Class A common stock at a price of $11.50 per share, for a purchase price of $9,600,000, or $1.50 per whole warrant, that will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, and we may pay our sponsor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and completing an initial business combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the new termination date nears, which is the deadline for our completion of an initial business combination.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination on or before the new termination date. We may not be able to find a suitable target business and complete an initial business combination on or before the new termination date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described in this Annual Report. If we have not completed an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up;

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described in this Annual Report, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination on or before the new termination date or (B) with respect to any other provisions relating to the rights of our Class A common stock, and (iii) the redemption of our public shares if we have not completed an initial business combination on or before the new termination date, subject to applicable law and as further described in this Annual Report. Public stockholders who redeem their shares of Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if have not completed an initial business combination on or before the new termination date, with respect to such Class A common stock so redeemed. In addition, if we do not complete an initial business combination on or before the new termination date is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the new termination date before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to such warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and public warrants are listed on Nasdaq. Although after giving effect to the initial public offering we met, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum bid price of $1.00 per share, a minimum market value of our listed securities of $50 million and a minimum number of holders of our securities (generally 400 public holders).

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed an initial business combination on or before the new termination date, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.10 per public share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a business combination transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If we have not completed an initial business combination on or before the new termination date, our public stockholders may be forced to wait beyond such time period before redemption from our trust account.

If we have not completed an initial business combination on or before the new termination date, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described in this Annual Report. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the new termination date before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination on or before the new termination date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination on or before the new termination date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the completion of our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. On December 7, 2022 we held a special meeting in lieu of annual meeting of stockholders at which our Class I directors were reelected. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of our Class A common stock, par value $0.0001 per share, 20,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of the date hereof, there are 194,987,408 and 14,250,000 authorized but unissued shares of our Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the shares of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination as described in this Annual Report and in our amended and restated certificate of incorporation. As of the date hereof, there are no shares of preferred stock issued and outstanding.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of a majority of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination on or before the new termination date or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

As of the date hereof, our initial stockholders owned, on an as-converted basis, approximately 39.9% of the issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of our Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report.

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

Concentration of ownership among our sponsor and the anchor investors may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our securities.

Our anchor investors purchased an aggregate of 22,980,000 public shares included in the units sold in our initial public offering, or approximately 79.9% of the outstanding shares of our common stock. There can be no assurance as to the amount of public shares included in such units that the anchor investors have retained or will retain, if any, prior to or upon the consummation of our initial business combination. So long as the anchor investors hold a substantial portion of the public shares, our sponsor and the anchor investors would collectively have substantial control over us and be able to exercise significant influence over all matters requiring stockholder approval (although we have no knowledge of any affiliation or other agreement or arrangement, as to future voting of our public shares, among any such persons). For example, in the event that the anchor investors continue to hold such public shares included in the units and vote such shares in favor of our initial business combination (although they are not contractually obligated to, their interest in our founder shares may provide an incentive for them to do so), we would not need any additional public shares sold in our initial public offering to be voted in favor of our initial business combination to have our initial business combination approved. This potential concentration of influence could be disadvantageous to other stockholders with interests different from those of our sponsor and the anchor investors. In addition, this potential significant concentration of share ownership may adversely affect the trading price of our securities because investors often perceive disadvantages in owning shares in companies with principal stockholders and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

The anchor investors are not restricted from selling any units (including the underlying securities) that they purchased in the initial public offering, and any such sales may adversely affect the trading price of our securities.

Our anchor investors purchased an aggregate of approximately 22,980,000 of the units in the initial public offering, and after giving effect to the early redemptions, our remaining anchor investors, beneficially owned at least 53.8% of the outstanding public shares (based on publicly available information as of February 14, 2023). The anchor investors are not, and will not be, subject to any agreements restricting them from transferring the units (including the underlying securities) that they purchased in the initial public offering. As such, the anchor investors are free to sell the units and, once separately tradable, the shares and warrants in the quantities and at the times they so desire. Any such sales may adversely affect the trading price of our securities.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a 1% excise tax on the fair market value of stock repurchased by a publicly listed U.S. corporation beginning in 2023, subject to certain exceptions. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The U.S. Department of the Treasury has been given authority to issue regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. It is unclear at this time how and to what extent the excise tax will apply to certain redemptions, but since we are a publicly listed Delaware corporation, we are a “covered corporation” within the meaning of the IR Act. Consequently, this excise tax may apply to certain redemptions of our public shares after December 31, 2022.

Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The excise tax could potentially reduce the per-share amount that our public stockholders would otherwise be entitled to receive upon redemption of their public shares, cause a reduction in the cash available on hand to complete a business combination and hinder our ability to complete a business combination.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the Market Value of our Class A common stock held by non-affiliates equals or exceeds $700.0 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we intend to rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

For example, among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

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

Although we do not believe we or the sponsor are a “foreign person”, CFIUS may take a different view and decide to block or delay a potential initial business combination, impose conditions to mitigate national security concerns with respect to a potential initial business combination, order us to divest all or a portion of a U.S. business of the potential combined company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any potential foreign ownership by the sponsor. As a result, the pool of potential targets with which we could complete an initial business combination may be limited due to such regulatory restrictions. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete an initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. This will cause you to lose any potential investment opportunity in a potential initial business combination and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Inflation could adversely affect our business and results of operations.

While inflation in the United States and global markets has been relatively low in recent years, during 2021 and 2022, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding COVID-19, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at Crixus BH3 Acquisition Company, C/O BH3 Management LLC, 819 NE 2nd Avenue, Suite 500, Fort Lauderdale, FL 33304. The cost for this space is included in the $15,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

Holders of Record

As of March 1, 2023, there was one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Of the gross proceeds received from the initial public offering and the private placements of Private Warrants, $232,300,000 was placed in the Company’s trust account, with Continental Stock Transfer & Trust Company acting as trustee. After giving effect to the early redemptions, we had approximately $51.2 million remaining in the trust account as of December 7, 2022.

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

Transaction costs of the initial public offering amounted to approximately $22,407,000, consisting of $12,650,000 of underwriters’ fees and discounts, $9,276,000 for the excess fair value of founder shares attributable to the anchor investors, and $481,000 of other offering costs. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.

On December 7, 2022 (following approval by our stockholders at the special meeting), we effected the charter amendment and the trust amendment, the effect of which was to change our termination date from April 7, 2023 to the new termination date (August 7, 2023, unless further extended in accordance with our amended and restated certificate of incorporation by our sponsor (or its affiliates or designees) providing to us the requisite notice and the deposit amount). In connection with the charter amendment, 17,987,408 public shares were tendered for redemption. After giving effect to the early redemptions, we had approximately $51.2 million remaining in the trust account.

If we are unable to consummate an initial business combination on or before the new termination date, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.22 per share of common stock if we don’t extend the period of time to consummate a business combination, and an additional $0.035 per share of common stock for each month thereafter if we extend the period of time to consummate a business combination (in each case, regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Liquidity and Capital Resources

Our liquidity needs from the period of February 23, 2021 (date of inception) through October 7, 2021 (date of the initial public offering) had been satisfied through the cash receipt of $25,000 from our initial stockholders to purchase the Founder Shares, and a loan of $300,000 pursuant to a note issued to our Sponsor (the “Note”). The Note balance was paid in full as of the date of the initial public offering. Subsequent to the consummation of the initial public offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or its affiliates may, but are not obligated to, continue providing us with working capital loans (“Working Capital Loans”). As of December 31, 2022, Working Capital Loans in the amount of $300,000 had been loaned and remained outstanding

As of December 31, 2022, the Company had approximately $14,000 in cash outside of the trust account available for working capital needs and $51.3 million of cash and investment in liquid securities held in trust, which is not available for working capital needs.

Based on the foregoing, our management believes that we will not be able to sustain operations for the next twelve months without additional financing. These conditions raise a substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements. Based on our plan and ability to request working capital loans of up to $1.5 million from our sponsor (see Note 4), we believe that we have alleviated the substantial doubt about our ability to continue as a going concern, and we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Our management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine geopolitical conflict and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception up to October 7, 2021 was in preparation for our initial public offering and, since the consummation of our initial public offering, the search for a prospective target business. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2022, we had net income of approximately $7.7 million, which consisted of gain of $6.8 million from change in fair market valuation of derivative warrant liability and interest income of $3.0 million, offset by $2.1 million in general and administrative expenses and $0.1 million in income tax expense.

For the period from February 23, 2021 (date of inception) through December 31, 2021, we had net income of approximately $12.4 million, which consisted of gain of $14.4 million from change in fair market valuation of derivative warrant liability, offset by $0.6 million in general and administrative expenses, $1.4 million in offering costs related to the public warrants, and loss from investment in the Trust Account of approximately $15,230.

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to our Sponsor was added to the proceeds from the initial public offering held in the Trust Account. If we do not complete a Business Combination by the new termination date, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by our Sponsor or permitted transferees.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. In November and December 2022, a total of $0.3 million was drawn by the Company. The note has an outstanding balance of $0.3 million and $0 as of December 31, 2022 and 2021, respectively.

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

Derivative Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815-40, the Warrant Securities are recorded as derivative liabilities on the balance sheets and measured at fair value at issuance and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 5,012,592 and 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets, respectively.

Net Income (Loss) Per Common Share

We had two classes of shares outstanding, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net income (loss) per share calculation the warrants to purchase common stock are considered to be potentially dilutive securities pursuant to the treasury stock method. In order to determine the net income (loss) attributable to both the Class A common stock and Class B common stock, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any changes to the redemption value of the Class A common stock is treated as a deemed dividend for the purposes of the numerator in the earnings per share calculation, as the redemption value approximates fair value. Subsequent to calculating the total income (loss) allocable to both sets of shares, we calculate the amount to be allocated pro rata between Class A common stock and Class B common stock for each of the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	December 31, 2022	For the period from February 23, 2021 (date of inception) through December 31, 2021
Net income, as reported	$7,665,862	$12,427,342

Reconciliation items:
Deemed dividend to Class A stockholders	(3,969,976)	(37,127,388)

Allocation of net income (loss), as adjusted	$3,695,886	$(24,700,046)

	For the year ended December 31, 2022		For the period from February 23, 2021 (date of inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss) attributable to common stockholders, as adjusted	$6,894,971	$770,891	$23,668,539	$(11,241,197)

Denominator:
Weighted average common stock outstanding, basic and diluted	21,817,266	5,750,000	6,884,354	5,750,000

Basic and diluted income (loss) per share of common stock	$0.32	$0.13	$3.44	$(1.95)

As of December 31, 2022 and 2021, warrants to purchase 17,900,000 shares of Class A common stock were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. As a result, basic and diluted income (loss) per share is the same for the periods presented.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Annual Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Co-Chief Executive Officers (CEOs) and Chief Financial Officer (CFO). Based upon that evaluation, the CEOs and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEOs and CFO, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Daniel Lebensohn	51	Co-Chief Executive Officer and Director
Gregory Freedman	42	Co-Chief Executive Officer, Chief Financial Officer and Director
Eric Edidin	51	Director
Michelle Guber	36	Chief Operating Officer
Daniel Adan	39	Director
Dwight “Arne” Arnesen	67	Director
Jonathan Roth	60	Director
Mark Rose	59	Director

Daniel Lebensohn has served as our Co-Chief Executive Officer and a director since our inception in February 2021. Mr. Lebensohn has been Co-Chief Executive Officer of BH3 Management since 2009 and Co-Portfolio Manager of BH3 Debt Opportunity Fund I, L.P. since 2018, where, in conjunction with Gregory Freedman, he oversees all acquisitions, investing activities, financings, development, related operating company oversight and various fiduciary responsibilities for more than 25 affiliated real estate investment and development companies. Prior to co-founding BH3 Management, Mr. Lebensohn practiced commercial real estate law for over ten years at Hartman and Craven LLP, during a portion of which he served as in-house counsel to a Manhattan based real estate owner, operator and developer, and invested in and operated various real estate investments. He has over two decades of investment and operational experience related to the real estate and construction sectors. Mr. Lebensohn holds a Bachelor’s Degree in English from SUNY Albany and a Juris Doctorate from The New York Law School. We believe Mr. Lebensohn is qualified to service on our Board due to his significant experience in real estate, transactions, management, and operations, and his past fiduciary roles.

Gregory Freedman has served as our Co-Chief Executive Officer and a director since our inception in February 2021 and as our Chief Financial Officer since March 2021. Mr. Freedman has been Co-Chief Executive Officer of BH3 Management since 2009 and Co-Portfolio Manager of BH3 Debt Opportunity Fund I, L.P. since 2018, where, in conjunction with Daniel Lebensohn, he oversees all acquisitions, investing activities, financings, development, related operating company oversight and various fiduciary responsibilities for more than 25 affiliated real estate investment and development companies. Prior to co-founding BH3 Management, Mr. Freedman managed a private bridge lending firm focused on providing transitional debt products for commercial and residential real estate. He has 18 years of investment and operational experience related to the real estate and construction sectors and holds a Bachelor’s Degree in Finance from Florida Atlantic University. We believe Mr. Freedman is qualified to service on our Board due to his significant experience in real estate, transactions, management, and operations, and his past fiduciary roles.

Eric Edidin has served as a director since our inception in February 2021. Mr. Edidin has been Executive Chairman of BH3 Management since 2020. Mr. Edidin is the co-founder and, since 2020. As the Executive Chairman of BH3 Management, Mr. Edidin is responsible for overseeing the implementation and execution of BH3’s institutional products. Mr. Edidin previously served as a board member of Spartacus Acquisition Corporation, which completed a business acquisition with NextNav in October 2021. Mr. Edidin was Co-Founder and, from 2006 to 2019, Co-Managing Partner of Archer Capital Management, an investment partnership with peak assets under management of $1.4 billion, which invested in more than 45 blank check companies and numerous commercial real estate related loans, assets, REITs and operating companies. At Archer Capital Management, Mr. Edidin was involved in the formation of the predecessor firm to BH3 Management and has partnered on numerous investment projects with both BH3 Management and its predecessor. From 2001 to 2006, Mr. Edidin was a Portfolio Manager and Co-Head of Credit Investments at York Capital Management.

Mr. Edidin also previously held an investment related position at Morgan Stanley Capital Partners and a restructuring advisory position at The Blackstone Group. Throughout his career, Mr. Edidin has served as a board member and credit committee member of numerous companies. Mr. Edidin served on the board and audit committee of Spartacus Acquisition Corporation (NASDQ: TMTS) and the boards of several other private companies, as well as the investment committee of the Jewish Communal Fund of New York and currently serves on investment committee of the Jewish Federation of Los Angeles. Mr. Edidin holds a Bachelor’s Degree in Business Administration from the University of Michigan and a Master’s Degree in Business Administration from Harvard Business School. We believe Mr. Edidin is qualified to service on our board of directors due to his significant experience in real estate, transactions, management, and operations, and his past fiduciary roles.

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

Daniel Adan has served as a director since the closing of our IPO in October 2021. Mr. Adan has been a Partner of Halmos Capital, a boutique private equity firm, which he co-founded, since 2018. At Halmos, Mr. Adan leads functions related to sourcing, underwriting, negotiating, closing and managing control transactions in operating companies in various industries. Mr. Adan has significant experience investing in both private and public companies across a variety of industries including notable investments in the real estate and out-of-home advertising sectors. Prior to Halmos, from 2016 to 2018 Mr. Adan was Director of Research of the Fundamental Strategies group at Magnetar Capital, a multi-strategy hedge fund with over $13 billion of assets under management. Prior to Magnetar, from 2007 to 2016, Mr. Adan was a portfolio manager and Managing Director at Perry Capital, a multi-strategy hedge fund with over $10 billion of assets under management, where he was responsible for a variety of asset classes and strategies. Mr. Adan began his career in 2005 within the Investment Banking Division at Goldman Sachs & Co., where he advised corporate management teams within the Industrials, Business Services and Energy sectors. Mr. Adan holds a Bachelor’s Degree in Finance from the Warrington College of Business at the University of Florida. He sits on the Board of Directors at KIPP NJ and KIPP Miami where he chairs the Finance Committee. We believe Mr. Adan is qualified to service on our Board due to his significant experience in private equity transactions, management, and operations.

Dwight “Arne” Arnesen has served as a director since the closing of our IPO in October 2021. Mr. Arnesen retired as Senior Managing Director of Rockwood Capital in 2020, where he served on various Investment and Portfolio Management Committees and led the firm’s East Coast acquisitions efforts. Mr. Arnesen was a Senior Managing Director and the Head of Acquisitions of Castle Lanterra Properties from May 2021 to February 2022. Among other responsibilities, for over 10 years he oversaw the selection of projects and local operators as well as the negotiation and structuring of transactions. Previously, Mr. Arnesen held senior roles in both acquisitions and asset management as Managing Director of Acquisitions in North America and Head of Asset Management for JER Partners and JER’s European funds. Prior to JER, Mr. Arnesen was a Managing Director and co-head of U.S. acquisitions at Starwood Capital Group Global LLC, sitting on the firm’s various investment committees. Before joining Starwood, Mr. Arnesen was a Principal at JPMorgan Partners (formerly known as Chase Capital Partners), where he started the firm’s real estate practice. Prior to his tenure at JP Morgan Partners, Mr Arnesen was a senior officer in the real estate workout group of Chemical Bank/Chase Manhattan Bank for 11 years, where he worked on problem loans and non-performing assets. Mr. Arnesen started his career practicing law in 1980 before transitioning to real estate banking at Chemical Bank between 1981 and 1985. Mr. Arnesen is a member of the New York State Bar, the Urban Land Institute, the International Council of Shopping Centers, and other professional organizations. He is a member of Business Executives for National Security, as well as a member of the Board of Directors of St Francis Hospital, Grenville Baker Boys and Girls Club and Rand Corporations’ Global Risk and Security group. Mr. Arnesen holds a Bachelor’s Degree in History, Economics and Business from Vanderbilt University (including a semester at University College, Oxford) and a Juris Doctorate from Washington and Lee University. We believe Mr. Arnesen is qualified to service on our Board due to his significant experience in real estate, transactions, management, and operations, and his past fiduciary roles.

Jonathan Roth has served as a director since the closing of our IPO in October 2021. Mr. Roth is a Co-Founder and Managing Partner of 3650 REIT. Previously, Mr. Roth served as President of Canyon Partners Real Estate LLC, where he oversaw the management of Canyon Partners’ real estate investment arm. An expert in complex commercial, land, retail, office, hospitality, condominium and multifamily transactions and portfolios, Mr. Roth directly led the acquisition and origination teams for Canyon Partners and served on the investment committees for many of the Canyon Partners platforms. Prior to joining Canyon Partners, Mr. Roth was a Partner at the international law firm of Loeb & Loeb and specialized in all aspects of real estate transactions. Mr. Roth has served on multiple philanthropic boards and has worked with several leading medical institutions including the USC Center for Applied Molecular Medicine, UCLA Medical Center, Cedars Sinai Hospital, and Ronald Reagan Medical Center. Mr. Roth currently sits on the Board of Governors for Cedars Sinai Hospital and serves as director of Pier House Capital, Inc. Mr. Roth holds a Bachelor’s Degree in English Literature from the University of California, Los Angeles and a Juris Doctorate from Loyola Law School. We believe Mr. Roth is qualified to service on our Board due to his significant experience in real estate, transactions, management, and law, and his past fiduciary roles.

Mark Rose has served as a director since the closing of our IPO in October 2021. Mr. Rose is Chief Executive Officer of Avison Young and Chair of the Board of Directors of Avison Young (Canada) Inc. He manages all strategic, financial, and operational activities of this full-service commercial real estate company, which provides solutions to real estate investors, owners and occupiers throughout the world. In his 14 years with Avison Young, Mr. Rose has overseen its growth from 290 real estate professionals in 11 offices in Canada to more than 5,500 professionals in more than 100 offices around the world. Mr. Rose joined Avison Young after holding executive positions at two global publicly traded commercial real estate firms. He served as Chief Executive Officer of Grubb & Ellis Company (NYSE:GBE) from 2005-2008 and was previously Chief Operating Officer and Chief Financial Officer of the Americas for Jones Lang LaSalle (NYSE:JLL). Prior to his 12 years at Jones Lang LaSalle, he ran Metropolitan Realty Advisors, the brokerage and investment firm that he founded in 1993. Previously, he was Chair, Chief Executive and Chief Financial Officer of the U.S. Real Estate Investment Trust of British Coal Corporation Pension Funds. He currently serves on the Queens College Foundation’s Board of Trustees. Mr. Rose coaches developing leaders throughout the industry, including through the NAIOP Greater Toronto Chapter Mentorship Program. He has also served on the board of directors of LiquidSpace (from April 2016 to March 2020) and as a board member of Chicago Shakespeare Theater, Chicago Botanic Garden, and the real estate advisory board of the University of Miami (FL) Business School. Mr. Rose holds a Bachelor’s Degree in Accounting from Queens College.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. On December 7, 2022 we held a special meeting in lieu of annual meeting of stockholders at which our Class I directors were reelected. The term of office of the second class of directors, consisting of Daniel Adan and Dwight Arnesen, will expire at our first annual meeting of the stockholders. The term of office of the third class of directors, consisting of Gregory Freedman, Daniel Lebensohn and Eric Edidin, will expire at our second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2022 there were no delinquent filers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2023 based on information obtained from our sponsor, directors and officers named below and public filings, with respect to the beneficial ownership of shares of our common stock by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Approximate Percentage of Outstanding Common Stock
Crixus BH3 Sponsor LLC	4,139,242	(3)	38.5%
Gregory Freedman	4,139,242	(3)	38.5%
Eric Edidin	—	(4)	—
Michelle Guber	—	(5)	—
Daniel Adan	40,000	(6)	*
Dwight “Arne” Arnesen	40,000	(6)	*
Jonathan Roth	40,000	(6)	*
Mark Rose	40,000	(6)	*
All executive officers and directors as a group (eight individuals)	4,299,242		39.9%

Name and Address of Beneficial Owner	Number of Class A Shares Beneficially Owned		Approximate Percentage of Outstanding Common Class A Stock
Weiss Asset Management LP(7)	500,000		9.97%
683 Capital Management, LLC(8)	500,000		9.97%
Polar Asset Management Partners Inc.(9)	500,000		9.97%
Castle Creek Arbitrage, LLC(10)	500,000		9.97%
Periscope Capital Inc.(11)	300,000		5.98%
Sandia Investment Management L.P.(12)	396,000		7.9%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is c/o Crixus BH3 Acquisition Company, 819 NE 2nd Avenue, Suite 500, Fort Lauderdale, FL 33304.
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

(7)

Based solely upon a Schedule 13G/A filed with SEC on February 10, 2023 by Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), BIP GP, LLC, a Delaware limited liability company (“BIP GP”), WAM GP LLC, a Delaware limited liability company (“WAM GP”), and Andrew M. Weiss, a U.S. citizen. According to the Schedule 13G/A: (i) each of Weiss Asset Management, WAM GP and Andrew M. Weiss may be deemed to beneficially own 500,000 shares of Class A common stock of the Company and BIP GP may be deemed to beneficially own 316,739 shares of Class A common stock of the Company, (ii) shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner; Weiss Asset Management is the sole investment manager to the Partnership and private investment funds (the “Funds”); WAM GP is the sole general partner of Weiss Asset Management; Andrew Weiss is the managing member of WAM GP and BIP GP; (iii) shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP) and the Funds; (iv) each of BIP GP, WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares as beneficially owned by each except to the extent of their respective pecuniary interest therein and (v) the business address of each of the reporting persons is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

(8)

Based solely upon a Schedule 13G/A filed with the SEC on February 14, 2023 by 683 Capital Management, LLC, a Delaware limited liability company, 683 Capital Partners, LP, a Delaware limited partnership and Ari Zweiman, a U.S. citizen. According to the Schedule 13G/A, (i) 683 Capital Management, LLC is investment manager of 683 Capital Partners, LP, Mr. Zweiman is the managing member of 683 Capital Management, LLC, and such, each of the reporting persons may be deemed to beneficially own such shares of common stock of the Company (which does not include 125,000 shares of Class B common stock of the Company held by such reporting persons) and (ii) the business address of each of the reporting persons is 1700 Broadway, Suite 4200, New York NY, 10019.

(9)

Based solely upon a Schedule 13G/A filed with the SEC on February 13, 2023 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares of Class A common stock of the Company directly held by PMSMF. According to the Schedule 13G/A, the business address of the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(10)

Based solely upon a Schedule 13G/A filed with the SEC on February 13, 2023 by (i) Castle Creek Arbitrage, LLC, a Delaware limited liability company, (“Castle Creek”), (ii) Mr. Allan Weine, as the principal beneficial owner of Castle Creek Arbitrage, LLC, a U.S. citizen, (iii) CC ARB West, LLC, a Delaware limited liability company, and CC Arbitrage, Ltd., a Cayman Island Company (each of the foregoing, a “Castle Creek Reporting Person” and collectively the “Castle Creek Reporting Persons”). According to the Schedule 13G/A, (i) Castle Creek Arbitrage, LLC serves as a registered investment adviser whose clients are CC Arb West, LLC and CC Arbitrage, Ltd., (ii) Mr. Weine is the managing member of Castle Creek, (iii) by virtue of these relationships, each of Castle Creek and Mr. Weine may be deemed to beneficially own the Company’s Class A common stock directly owned by CC ARB West, LLC and CC Arbitrage, Ltd. and (iv) the business address of each of the Castle Creek Reporting Persons is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603.

(11)

Based solely upon a Schedule 13G/A filed with the SEC on February 13, 2023 by Periscope Capital Inc. (“Periscope”), a Canada corporation. According to the Schedule 13G/A, (i) Periscope acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 0 shares and (ii) the business address of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(12)

Based solely upon a Schedule 13G filed with the SEC on January 13, 2023 by Sandia Investment Management L.P. (“Sandia”), a Delaware limited partnership, and Timothy J. Sichler, a U.S. citizen (together with Sandia, the “Sandia Reporting Persons”). According to the Schedule 13G, (i) the securities are beneficially owned by Sandia in its capacity as investment manager to a private investment vehicle and separately managed accounts, (ii) Mr. Sichler serves as Managing Member of the general partner of Sandia, and in such capacity may be deemed to indirectly beneficially own the securities reported herein and (iii) the business address of the Sandia Reporting Persons is 201 Washington Street, Boston, MA 02108.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In March 2021, our initial stockholders paid an aggregate of $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 shares of our Class B common stock, par value $0.0001. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the initial public offering (which was the case until the early redemption in December 2022). The founder shares (including the shares of our Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Our anchor investors purchased an aggregate of approximately 22,980,000 units in the initial public offering at the public offering price of $10.00 per unit. No anchor investor purchased more than 9.9% of the units offered. In consideration of these purchases, our sponsor entered into investment agreements with each of our anchor investors on October 4, 2021 pursuant to which such anchor investors purchased in the aggregate 1,450,758 founder shares from our sponsor at approximately $0.004 per share (at cost).

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

We currently maintain our executive offices at Crixus BH3 Acquisition Company, C/O BH3 Management LLC, 819 NE 2nd Avenue, Suite 500, Fort Lauderdale, FL 33304. Subsequent to the closing of the initial public offering, we pay $15,000 per month to our sponsor for office space and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may loan us funds as may be required. Our sponsor has executed an unsecured promissory note and has agreed to loan us up to $1.5 million as may be required, the terms of which consist of no interest accrual and a maturity date commensurate with the date the initial business combination is consummated. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination is not consummated, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

In connection with our special meeting, as of November 25, 2022, we entered into an agreement with each of our then remaining anchor investors (representing an aggregate of 15,238,886 shares of then outstanding Class A common stock (approximately 66% of the Class A common stock outstanding on the date thereof)), pursuant to which, each of our then remaining anchor investors agreed to (i) vote (or cause to be voted) its beneficially owned shares of Class A common stock in favor of the charter amendment and the trust amendment (to the extent that the charter amendment proposal and the trust amendment proposal were submitted to a vote of stockholders at the special meeting) and (ii) not elect to have us redeem (and therefore not transfer to us) more than 60% of their shares of Class A common stock owned by them at such time; provided that, if the number of shares of Class A common stock elected to be redeemed by such anchor investor would cause such anchor investor (together with any of its affiliates) to beneficially own more than 9.99% of the shares of Class A common stock outstanding after giving effect to all redemptions of shares of Class A common stock in connection with the approval of the charter amendment proposal, we agreed to redeem such additional number of shares such that such anchor investor would beneficially own 9.99% or less of the shares of common stock outstanding after giving effect to all redemptions of shares of Class A Common Stock in connection with the approval of the charter amendment proposal. No party has any further obligations outstanding under such agreement.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton in connection with regulatory filings. During the year ended December 31, 2022, fees for our independent registered public accounting firm, Grant Thornton were $42,000 for the services performed in connection with the Company’s 2021 Form 10K SEC Filing.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022, fees for our independent registered public accounting firm Grant Thornton were $31,500 for assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. We did not pay Grant Thornton for tax planning and tax advice during the year ended December 31, 2022.

All Other Fees. We did not pay Grant Thornton for other services during the year ended December 31, 2022.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1) Our Financial Statements and supplementary data are listed on pages F-1 to F-6 of this Annual Report

(2) Financial Statements Schedule

None

(3) Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Bylaws.

3.3(5)	Amendment to the Amended and Restated Certificate of Incorporation of Crixus BH3 Acquisition Company dated December 7, 2022

4.1(2)	Specimen Unit Certificate.

4.2(2)	Specimen Class A Common Stock Certificate.

4.3(2)	Specimen Warrant Certificate.

4.4(1)	Warrant Agreement, dated October 4, 2021, between the Registrant and Continental Stock Transfer & Trust Company.

4.5(3)	Description of Securities of the Registrant

10.1(2)	Promissory Note, dated March 12, 2021, issued to our sponsor.

10.2(2)	Securities Subscription Agreement, dated March 12, 2021, between the Registrant and our sponsor.

10.3(1)	Letter Agreement, dated October 4, 2021, between the Company and Crixus BH3 Sponsor LLC.

10.4(1)	Letter Agreement, dated October 4, 2021, between the Company and each of the executive officers and directors of the Company

10.5(1)	Investment Management Trust Agreement, dated October 4, 2021, between the Registrant and Continental Stock Transfer & Trust Company.

10.6(1)	Registration Rights Agreement, dated October 4, 2021, among the Company, our sponsor and certain securityholders.

10.7(1)	Private Placement Warrants Purchase Agreement, dated October 4, 2021, between the Company and our sponsor.

10.8(1)	Form of Indemnity Agreement.

10.9(1)	Form of Investment Agreement

10.10(1)	Underwriting Agreement, dated October 4, 2021, by and among the Company, Guggenheim Securities, LLC and BTIG LLC.

10.11(4)	Form of Anchor Investors Agreement

10.12(5)	Amendment to the Investment Management Trust Agreement, dated as of October 4, 2021, between Crixus BH3 Acquisition Company and Continental Stock Transfer & Trust Company dated December 7, 2022

31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Co-Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.3*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Co-Chief Executive Officers required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-259269), filed with the SEC on September 29, 2021.
(3)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 25, 2022.
(4)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 30, 2022.
(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 7, 2022.

ITEM 16. FORM 10-K SUMMARY

None

CRIXUS BH3 ACQUISITION COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Crixus BH3 Acquisition Company
Opinion on the financial statements
We have audited the accompanying balance sheets of Crixus BH3 Acquisition Company (a Delaware corporation) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022 and the period from February 23, 2021 (Date of Inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from February 23, 2021 (Date of Inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility
is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Philadelphia, Pennsylvania
March 31, 2023

CRIXUS BH3 ACQUISITION COMPANY
BALANCE SHEETS
December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$13,715	$1,131,162
Prepaid expenses	—	570,994

Total current assets	13,715	1,702,156
Cash and marketable securities held-to-maturity in Trust Account, at amortized cost	51,340,014	232,284,770

Total Assets	$51,353,729	$233,986,926

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$—	$5,000
Income taxes payable	86,230	—
Derivative warrant liability	2,122,940	8,959,173
Convertible promissory note – related party, at fair value	300,000	—

Total current liabilities	2,509,170	8,964,173
Deferred underwriting fee payable	8,050,000	8,050,000

Total Liabilities	10,559,170	17,014,173

Commitments And Contingencies (Note 7)
Temporary Equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,012,592 and 23,000,000 shares issued and outstanding at approximately $10.00 and $10.00 redemption value at December 31, 2022 and 2021, respectively.	50,125,920	230,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2022 and 2021	575	575
Accumulated Deficit	(9,331,936)	(13,027,822)

Total Stockholders’ Deficit	(9,331,361)	(13,027,247)

Total Liabilities, Temporary Equity And Stockholders’ Deficit	$51,353,729	$233,986,926

See accompanying notes to the financial statements.

CRIXUS BH3 ACQUISITION COMPANY
STATEMENTS OF OPERATIONS
For the year ended December 31, 2022 and for the period
from February 23, 2021 (inception) through December 31, 2021

	For the year ended December 31, 2022	For the period from February 23, 2021 ( date of inception) through December 31, 2021
Formation and operating costs	$(2,122,772)	$(562,177)

Loss from operations	(2,122,772)	(562,177)

Other income (losses):
Investment losses	—	(15,230)
Interest income	3,038,631	—
Change in fair value of derivative warrant liabilities	6,836,233	14,400,827
Offering costs allocated to public warrants	—	(1,396,078)

Total other income	9,874,864	12,989,519

Income before provision for income taxes	7,752,982	12,427,342
Provision for income taxes	(86,230)	—

Net income	$7,665,862	$12,427,342

Weighted average shares outstanding, Class A Common Stock subject to possible redemption	21,817,266	6,884,354

Basic and diluted net income per share, Class A Common Stock subject to possible redemption	$0.32	$3.44

Weighted average shares outstanding, Class B Common Stock	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B Common Stock	$0.13	$(1.95)

See accompanying notes to the financial statements.

CRIXUS BH3 ACQUISITION COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of February 23, 2021 (date of inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	—	—	5,750,000	575	24,425	—	25,000
Sale of 23,000,000 units, net of underwriting discount, offering costs and warrant liabilities	—	—	23,000,000	2,300	—	—	204,518,111	—	204,520,411
Common Stock subject to redemptions	—	—	(23,000,000)	(2,300)	—	—	(204,542,536)	(25,455,164)	(230,000,000)
Net income	—	—	—	—	—	—	—	12,427,342	12,427,342

Balance as of December 31, 2021	—	$—	—	$—	5,750,000	$575	$—	$(13,027,822)	$(13,027,247)

Accretion of Class A common stock to redemption value	—	—			—	—	—	(3,969,976)	(3,969,976)
Net income	—	—	—	—	—	—	—	7,665,862	7,665,862

Balance as of December 31, 2022	—	$—	—	$—	5,750,000	$575	$—	$(9,331,936)	$(9,331,361)

See accompanying notes to the financial statements.

CRIXUS BH3 ACQUISITION COMPANY
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021

	For the year ended December 31, 2022	For the period from February 23, 2021 ( date of inception) through December 31, 2021
Cash flows from operating activities
Net income	$7,665,862	$12,427,342
Adjustments to reconcile net income to net cash used in operating activities:
Investment losses	—	15,230
Interest earned on marketable securities held in Trust Account	(3,038,631)	—
Change in fair market value of derivative warrant liability	(6,836,233)	(14,400,827)
Offering costs allocated to public warrants	—	1,396,078
Changes in operating assets and liabilities:
Prepaid expenses	570,994	(570,994)
Accrued expenses	(5,000)	5,000
Income taxes payable	86,230	—

Net cash used in operating activities	(1,556,778)	(1,128,171)

Cash flows from investing activities
Investment of cash in Trust Account	—	(232,300,000)
Maturities of marketable securities in Trust Account	700,391,261	—
Purchases of marketable securities in Trust Account	(748,934,935)	—
Sales of marketable securities in Trust Account	232,527,061	—

Net cash provided by (used in) investing activities	183,983,387	(232,300,000)

Cash flow activities from financing activities
Proceeds from the Sale of units, net of underwriting discounts	—	225,400,000
Proceeds from the issuance of Class B common stock to Sponsor	—	25,000
Proceeds from the sale of warrants	—	9,600,000
Payment of offering costs	—	(465,667)
Proceeds from convertible notes payable – related party	300,000	—
Proceeds from notes payable to Sponsor		145,000
Repayment of notes payable to Sponsor	—	(145,000)
Redemption of Class A common stock	(183,844,056)	—

Net cash provided by (used in) financing activities	(183,544,056)	234,559,333

Net change in cash	(1,117,447)	1,131,162
Cash at beginning of period	1,131,162	—

Cash at end of period	$13,715	$1,131,162

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$8,050,000

Share consideration to anchor investors	$—	$9,276,147

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
The
Company will provide the holders of
Class A common stock, par value, $0.0001 per shares (“Class A common stock”, “Class A Shares” or “
public shares
”, and such holders,
the “Public
Stockholders
”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a stockholder
meeting called to approve the Business Combination or (ii) by means of a tender offer, in either case at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Notwithstanding the foregoing, if the Company seeks stockholder
approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public
Stockholder
, together with any affiliate of such
stockholder
or any other person with whom such
stockholder
is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of
15%
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

The Company will have until August 7, 2023
(unless extended in accordance with the procedures set forth in the Company’s amended and restated certificate of incorporation)
(the “New Termination Date”) to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination until the New Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately

$
10.10
per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company and less up to
$
100,000
of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination on or before
the
New Termination Date.
Amendment to the Charter and the Investment Management Trust Agreement
On December 7, 2022 (following approval by its stockholders at the special meeting), the Company effected the charter amendment and the trust amendment, the effect of which was to change the Company’s termination date from April 7, 2023 to the New Termination Date (August 7, 2023, unless further extended in accordance with our amended and restated certificate of incorporation by the Company’s sponsor (or its affiliates or designees) providing to the Company the requisite notice and the deposit amount).
Early Redemption of Class A Common Stock
In connection with the Charter Amendment on December 7, 2022, 17,987,408 shares of the Company’s Class A common stock, par value $0.0001 per share, were tendered for redemption (the “Redemption”). After giving effect to the Redemption, as of December 31, 2022, the Company has 10,762,592 shares of common stock issued and outstanding, consisting of 5,012,592 shares of Class A common stock and 5,750,000 shares of Class B common stock, par value $0.0001 per share and the balance in the Company’s Trust Account was $51.2 million.

Liquidity
The Company has incurred and expects to continue to incur additional costs in pursuit of its initial business combination.
The Company has determined that it will not be able to sustain operations for the next twelve months without additional financing. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. Based on the Company’s plan and ability to request working capital loans of up to $1.5 million from its sponsor (see Note 4), the Company believes that it has alleviated the substantial doubt about its ability to continue as a going concern, and it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. There is no assurance that the Company’s plan to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period (as defined below). The financial statements do not include any adjustments that might result from the Company’s inability to consummate the proposed Business Combination.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.
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
Use of Estimates
The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative warrant liability. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents
As of December 31, 2022 and 2021, the Company had

$
13,715

and $1,131,162, respectively, in cash outside of the trust account available for working capital needs. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.
Cash and Marketable Securities Held in Trust Account
The Company had $51.3
million and $232.3 million held within a trust account in cash and marketable securities as of December 31, 2022 and 2021, respectively, none of which was available for working capital needs. Substantially all of the assets held in the Trust Account are held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as held-to-maturity
securities.
Held-to-maturity
securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method, at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest income in the accompanying statements of operations. The Company estimated the expected credit loss for each security in its portfolio using the probability-of-default
method.
The Company concluded there were no expected losses as of December 31, 2022 and
2021.

December 31, 2022
Held-to-maturity securities, at amortized cost:	Amortized cost basis	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value (level 2)

U.S. Treasury securities	$51,340,014	$—	$(3,293)	$51,336,721

December 31, 2021
Held-to-maturity securities, at amortized cost:	Amortized cost basis	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value (level 2)
U.S. Treasuries securities	$232,284,770	$—	$—	$232,284,770

As of December 31, 2022 and 2021, all
held-to-maturity
securities are due within one year or less.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts or investment accounts in a financial institution, which at times, may exceed the Federal Depository Insurance Coverage of $
250,000
. The Company has not experienced losses on these accounts.
Fair Value of
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “
Fair Value Measurement” (“Topic 820”)
, approximates the carrying amounts represented in the accompanying financial statements. Topic 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of characteristics specific to the financial instruments, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
Financial
instruments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value. The three levels of the fair value hierarchy under
Topic
820 are as
follows:
Level 1 - Unadjusted quoted prices in active markets for identical financial instruments at the measurement date are used.
Level 2 - Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar financial instruments in active markets, quoted prices for identical or similar financial instruments in markets that are not active, inputs other than quoted prices that are observable for the financial instruments and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3
-
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
Convertible Promissory Note
The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations.
Derivative Warrant Liabilities
The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC
815-40,
“Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC
815-40,
the Warrant Securities are recorded as derivative liabilities on the balance sheets and measured at fair value at issuance and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Offering Costs
The Company complies with the requirements of the ASC paragraph
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic
5A-Expenses
of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering (the “IPO”). Offering costs are charged against the carrying value of Class A common stock or the statements of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “
Distinguishing Liabilities from Equity
” (“
Topic 480
”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features include certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 5,012,592 and 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets, respectively.
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
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of Topic 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit. During the year ended December 31, 2022 and period from February 23, 2021 (date of inception) to December 31, 2021, the Company recorded accretion on Class A common stock of $3.0 million and $37.1 million, respectively.
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
Topic 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
As
of December 31, 2022 and 2021, the Company has deferred tax assets of

$
0.1
 million and $
0
,
respectively. The Company has recorded a full valuation allowance on the deferred tax assets as it is currently more likely than not that all of the assets will not be realized. The provision for income taxes was

$
0.1
million and $
0
for the year ended December 31, 2022 and for the period from February 23, 2021 (date of inception) to December 31, 2021, respectively.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties
The Company continues to evaluate the impact of the
COVID-19
pandemic and has concluded that
COVID-19
may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide, which could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.
In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of the financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the financial statements.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.
Net Income (Loss) Per Common Stock
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

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	December 31, 2022	For the period from February 23, 2021 (date of inception) through December 31, 2021
Net income, as reported	$7,665,862	$12,427,342

Reconciliation items:
Deemed dividend to Class A stockholders	(3,969,976)	(37,127,388)

Allocation of net income (loss), as adjusted	$3,695,886	$(24,700,046)

	For the year ended December 31,		For the period from February 23, 2021 (date of inception) through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss) attributable to common stockholders, as adjusted	$6,894,971	$770,891	$23,668,539	$(11,241,197)

Denominator:
Weighted average common stock outstanding, basic and diluted	21,817,266	5,750,000	6,884,354	5,750,000

Basic and diluted income (loss) per share of common stock	$0.32	$0.13	$3.44	$(1.95)

As
of December 31, 2022 and 2021, warrants to purchase 17,900,000 shares of Class A common stock were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. As a result, basic and diluted income (loss) per share is the same for the periods presented.
Note 3 — Initial Public Offering
The registration statement for the Initial Public Offering was declared effective on October 4, 2021. On October 4, 2021 the Company consummated the Initial Public Offering by selling 23,000,000 units at a purchase price of $10.00 (“Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $230.0 million
. Each Unit consists of one Class A Share and
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

($
10.10
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

Transaction costs from the Initial Public Offering amounted to approximately $22.4 million
,
consisting of $
12.7
million
of underwriters’ fees and discounts, $
9.3
million
for the excess fair value of founder shares attributable to the anchor investors (see Note 4), and $
0.5

million
of other offering costs, net of third party vendor credits. Such transaction costs have been allocated to Class A common stock and warrants issued in the Initial Public Offering based on their relative fair values. Accordingly, $
1.4
million
of the $
22.4
million
in total transaction costs (which includes $
0.6
million
of the excess fair value of the Founder Shares sold to anchor investors -
see Note 4),
has been allocated to the public warrants.

Note 4 — Related Party Transactions
Founder Shares
Prior to the Initial Public Offering, our
Sponsor and directors (the “Initial Stockholders”)
purchased an aggregate of
5,750,000
shares of Class B common stock, par value $0.0001 per share (“Class B common stock,” Class B Shares” or “
founder shares
”)
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
(including our anchor investors)
collectively
owned
20%
of the outstanding shares
of common stock
following the
Initial Public Offering
. Up to
750,000
founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised
.
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

•
each of our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive (i) their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination; (ii) their redemption rights with respect to their founder shares and any public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination on or before the new termination date or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we do not complete our initial business combination on or before the new termination date, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we do not complete our initial business combination within the prescribed time frame. If we submit our initial business combination to our public stockholders for a vote, our Sponsor, officers and directors have agreed to vote their founder shares and any public shares they may acquire during or after the Initial Public Offering, in favor of our initial business combination, and each of the anchor investors has agreed to vote its founder shares (subject to the right to abstain from voting) in favor of our initial business combination.

•
the founder shares are shares of Class B common stock that will automatically convert into shares of our Class A common stock on the first business day following the completion of our initial business combination;

•
the
anchor investors will not be entitled to (i) redemption rights with respect to any founder shares held by them in connection with the completion of our initial business combination; (ii) redemption rights with respect to any founder shares held by them in connection with a stockholder vote to amend our amended and restated certification of incorporation in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by the new termination date or; (iii) rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by the new termination date (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our business combination within the prescribed time frame); an
d

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
,
the Sponsor sold an aggregate of 1,450,758 Founder Shares at their original purchase price. The Company estimated the fair value of the Founder Shares attributable to the anchor investors to be $9.3 million
or $6.40 per share as of October 7, 2021 (date of the Initial Public Offering).
The excess of the fair value of the Founder Shares sold over the purchase price of $5,803
 (or
$0.004
per 1,450,758 share) was determined to be an issuance cost of the Initial Public Offering incurred on the Company’s behalf. Accordingly, this issuance cost as well as Offering Costs were accounted for as an equity contribution from the Sponsor. As a portion of the Initial Public Offering consisted of Warrant Securities that are accounted for as liabilities, as such the fair value of the 1,450,758 Founder Shares sold to the anchor investors by the Sponsor ($0.6 million
)
was allocated to the warrant liability as of October 7, 2021 (date of Public
Offering).

Private Placement

Warrants
Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 6,400,000 Private Placement Warrants at $1.50 per Private Placement Warrant, for an aggregate purchase price of $9.6 million
. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (subject to adjustment in certain circumstances). The proceeds from the Private Placement Warrants, net of $4.6 million
in underwriting discounts, $0.8
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
Indemnity
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.10 per public share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third
-
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
Convertible Promissory Note
In order to finance transaction costs in connection with the Business Combination, on March 12, 2021
the Sponsor
executed
an
unsecured convertible promissory note
and
agreed
to loan the Company
up to $1.5 million
as may be required
, the terms of which consist of no interest accrual and a maturity date commensurate with the date the Business Combination has been consummated
(“Working Capital Loans”). In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment.

Up to
$1.5
million of such loans may be convertible into warrants at a price of $
1.50
per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor.
In November and December 2022, a total of $0.3 million was drawn by the Company. The unsecured convertible promissory note has an outstanding balance of $0.3 million and $0 as of December 31, 2022 and 2021, respectively.

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
Subsequent to
the repayment
,
the
facility was no longer available to the Company
.
Administrative Services Agreement
The
Company entered into an agreement whereby, commencing on October 7, 2021
,
through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support.
The Company records the administrative services agreement costs within formation and operating costs on the statements of operations. For the year ended December 31, 2022, the Company incurred and paid $0.2 million. For the period from February 23, 2021 (date of inception) to December 31, 2021, the Company did not incur any administrative services
.
Note 5 —
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
 2022 and
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

At

December 31,
2022 and
2021
,
there were
5,012,592 and
23,000,000
Class A Shares issued and outstanding,
respectively,
of which
3,482,975 Units and
8,759,346
Units
, respectively,
remain intact (each consisting of
1
share of Class A common stock and
1
/
2
of a public warrant).
At December 31, 2022 and 2021,
there were
5,750,000
Class B Shares issued and outstanding
.
The
redemption value for Class

A Shares reflected on the balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Offering costs allocated to Public Shares	(25,455,164)
Plus:
Accretion on ordinary shares to redemption value	25,455,164

Class A Shares subject to possible redemption as of December 31, 2021	230,000,000
Redemption of Class A Shares	(183,844,056)
Increase in redemption value	3,969,976

Class A Shares subject to possible redemption as of December 31, 2022	$50,125,920

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
2022 and
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

In
addition
, if (i) we issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
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

	Level	December 31, 2022	December 31, 2021

Assets:
Cash	1	$13,715	$1,131,162
Liabilities:
Public Warrants (1,2)	1	$1,363,900	$5,744,250
Private Placement Warrants (1)	3	$759,040	$3,214,923
Convertible promissory notes	3	$300,000	N/A

(1)
The Warrants are accounted for as liabilities in accordance with Subtopic 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

(2)
Shares of Class A common stock and warrants comprising the units began separate trading on the Nasdaq under the symbols “BHAC” and “BHACW,” respectively on November 26, 2021. Consequently, Public Warrants have been re-classified from Level 3 to Level 1 to reflect those observable inputs for identical instruments in active markets now exists.

Initial Measurement
The Company established the initial fair value for the Warrants on October 7, 2021, the date of the Company’s Initial Public Offering, using a Black- Scholes Option Pricing Method (“BSM”) for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant), and (ii) the sale of Private Placement Units, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption based on their relative fair values at the initial measurement date. Both the Private Placement Warrants and Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of December 31, 2022 and 2021, the Public Warrants are classified as Level 1 in the fair value hierarchy and a BSM was not required.
The key inputs into the Black-Scholes Option Pricing Method (“BSM”) for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	Input Values as of October 7, 2021

Risk-free interest rate	1.60%
Expected term (years)	5 Years
Expected volatility	22%
Instrument exercise price for one share of Class A common stock	$11.50
The Company’s use of a Black-Scholes Option Pricing Method (“BSM”) required the use of subjective assumptions:

•	The Risk-free rate as of the Valuation Date was selected based upon a typical equity investor assumed holding period

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

Therefore, the resulting valuations for the two classes of Warrants were determined to be $1.35 and $1.28 per warrant for aggregate values of
$8.6
m
illion and $14.7
m
illion on October 7, 2021.
Subsequent Measurement
The key inputs into the Black-Scholes Option Pricing Method (“BSM”) for the Private Placement Warrants and Public Warrants were as follows:

Input	Input Values as of December 31, 2022 [1]			Input Values as of December 31, 2021

Risk-free interest rate		N/A	%	1.26%
Expected term (years)		N/A		5 Years
Expected volatility		N/A	%	10.0%
Instrument exercise price for one share of Class A common stock	$	N/A		$11.50

[1]
With the declines in volatilities, there is de minimis benefit to private warrants with exemption from make whole redemptions. The implication is that private warrants should be priced the same as public warrants.

At December 31, 2022, the fair value was determined to be

$
0.12
per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of
$
0.8
m
illion and $
1.4
million, respectively. At December 31, 2021, the fair value was determined to be $0.50 per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of $3.2 million and $5.7 million, respectively. The use of a lowered expected volatility input as of December 31, 2022 was a significant contributor that led to the decrease in the fair value of the Private Placement Warrants and Public Warrants at December 31, 2022 as compared to December 31, 2021.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities

Initial measurement on October 7, 2021	$8,640,000	$14,720,000	$23,360,000
Change in f air v alue	(5,425,077)	(8,975,750)	(14,400,827)

Fair value as of December 31, 2021	3,214,923	5,744,250	8,959,173
Change in fair value	(2,455,883)	(4,380,350)	(6,836,233)

Fair value as of December 31, 2022	$759,040	$1,363,900	$2,122,940

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
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date of December 31, 2022 through the date that these financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
Convertible Promissory Note
During 2023, the Company borrowed the additional principal amount of $407,000 from the Sponsor under the existing Convertible Promissory Note to be used for working capital purposes. The Convertible Promissory Note bears no interest and is due and payable upon the earlier to
occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of March 31, 2023, there was approximately $707,000 outstanding on the Convertible Promissory Note.

F-2
3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crixus BH3 Acquisition Company

Dated: March 31, 2023	By:	/s/ Daniel Lebensohn
Daniel Lebensohn
Co-Chief Executive Officer

Dated: March 31, 2023	By:	/s/ Gregory Freedman
Gregory Freedman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2023.

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