Form 10-Q
period 2023-03-31
Crixus BH3 Acquisition Co
filed 2023-05-15
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Crixus BH3 Acquisition Company
(Exact name of registrant as specified in its charter)

Delaware	001-40868	86-2249068
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation or organization)	File Number)	Identification Number)

819 NE 2nd Avenue, Suite 500
Fort Lauderdale, Florida	33304
(Address of principal executive offices)	(Zip Code)
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 1, 2023, there were 5,012,592 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CRIXUS BH3 ACQUISITION COMPANY

Quarterly Report on Form

10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
CRIXUS BH3 ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$84,618	$13,715

Total current assets	84,618	13,715
Cash and marketable securities held-to-maturity in Trust Account, at amortized cost	51,848,572	51,340,014

Total assets	$51,933,190	$51,353,729

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$25,815	$—
Income taxes payable	86,230	86,230
Deferred tax liability	37,043	—
Derivative warrant liability	2,327,000	2,122,940
Convertible promissory note – related party, at fair value	306,367	300,000

Total current liabilities	2,782,455	2,509,170
Deferred underwriting fee payable	8,050,000	8,050,000

Total liabilities	10,832,455	10,559,170
Commitments and contingencies (Note 7)
Temporary equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,012,592 shares issued and outstanding at approximately $10.32 and $10.00 redemption value at March 31, 2023 and December 31, 2022	51,748,572	50,125,920
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	575	575
Accumulated deficit	(10,648,412)	(9,331,936)

Total stockholders’ deficit	(10,647,837)	(9,331,361)

Total liabilities, temporary equity and stockholders’ deficit	$51,933,190	$51,353,729

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2023	2022
Formation and operating costs	$(425,686)	$(457,081)

Loss from operations	(425,686)	(457,081)

Other income (expense):
Interest income	571,841	34,847
Change in fair value of derivative warrant liabilities	(204,060)	778,030
Change in fair value of convertible promissory note	173,700	—

Total other income	541,481	812,877

Income before provision for income taxes	115,795	355,796
Provision for income taxes	(37,043)	—

Net income	$78,752	$355,796

Weighted average shares outstanding, Class A Common Stock subject to possible redemption	5,012,592	23,000,000

Basic and diluted net income per share, Class A Common Stock subject to possible redemption	$0.18	$0.01

Weighted average shares outstanding, Class B Common Stock	5,750,000	5,750,000

Basic and diluted net income per share, Class B Common Stock	$(0.14)	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	5,750,000	$575	$—	$(13,027,822)	$(13,027,247)
Net income	—	—	—	—	—	—	—	355,796	355,796

Balance as of March 31, 2022	—	$—	—	$—	5,750,000	$575	$—	$(12,672,026)	$(12,671,451)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	—	$—	5,750,000	$575	$—	$(9,331,936)	$(9,331,361)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	—	—	(1,622,652)	(1,622,652)
Deemed contribution by Sponsor	—	—	—	—	—	—	—	227,424	227,424
Net income	—	—	—	—	—	—	—	78,752	78,752

Balance as of March 31, 2023	—	$—	—	$—	5,750,000	$575	$—	$(10,648,412)	$(10,647,837)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$78,752	$355,796
Adjustments to reconcile net income to net cash used in operating activities:
Interest income	(571,795)	(34,847)
Deferred tax expense	37,043	—
Change in fair value of derivative warrant liability	204,060	(778,030)
Change in fair value of convertible promissory note	(173,700)	—
Changes in operating assets and liabilities:
Prepaid expenses	—	181,394
Accounts payable and accrued expenses	25,815	(5,000)

Net cash used in operating activities	(399,825)	(280,687)

Cash flows from investing activity
Transfer of marketable securities held-to-maturity in Trust Account	63,237	—

Net cash provided by investing activity	63,237	—

Cash flows from financing activities
Proceeds from convertible promissory note	707,491	—
Payment of convertible promissory note	(300,000)	—

Net cash provided by financing activities	407,491	—

Net change in cash	70,903	(280,687)
Cash at beginning of period	13,715	1,131,162

Cash at end of period	$84,618	$850,475

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
The Company has not yet begun operations and therefore, all activity for the period from February 23, 2021 (date of inception) through March 31, 2023, relates to the Company’s Initial Public Offering and identifying a target for the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income or losses in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of the warrant derivative liability and convertible promissory note.
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
The Company will have until August 7, 2023 (unless extended in accordance with the procedures set forth in the Company’s amended and restated certificate of incorporation) (the “New Termination Date”) to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination by the New Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.10 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company to pay its tax obligations and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination on or before the New Termination Date.

Charter Amendment and Early Redemptions
On December 7, 2022 (following approval by the Company’s stockholders at a special meeting), the Company effected a charter amendment and an amendment to its Investment Management Trust Agreement with Continental Stock Transfer & Trust Company, the effect of which was to change the Company’s prior termination date from April 7, 2023 to the New Termination Date. In connection therewith, 17,987,408 public shares were tendered for redemption (the “Redemption”). After giving effect to the Redemption, the Company had approximately $51.2 million remaining in the trust account.
Early Redemption of Class A Common Stock
As of March 31, 2023, the Company has 10,762,592 shares of common stock issued and outstanding, consisting of 5,012,592 shares of Class A common stock and 5,750,000 shares of Class B common stock, par value $0.0001 per share and the balance in the Company’s Trust Account was $51.8 million.
Going Concern
The Company has incurred and expects to continue to incur additional costs in pursuit of its initial Business Combination. The Company has determined that it will not be able to sustain operations for the next twelve months without additional financing. As of March 31, 2023, the Company had approximately $85,000 in its operating bank account available for working capital needs, $51.8 million of cash and investment in liquid securities held in trust, which is not available for working capital needs, and working capital deficit of approximately $2.7 million. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4), a Note Payable to Sponsor (Note 4) in the amount of $300,000 and net borrowings of approximately $707,000 pursuant to the Convertible Promissory Note issued to the Sponsor (Note 4). The Company fully repaid the Note Payable to Sponsor on October 7, 2021. As of March 31, 2023, the Convertible Promissory Note had an outstanding principal amount of approximately $
707,000.
In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or its affiliates may, but are not obligated to, continue providing us with Convertible Promissory Notes, of up to $
1.5 million.
Based on the foregoing, our management believes that we will have sufficient working capital to sustain operations for the next twelve months. Based on our plan and ability to request working capital loans of up to $1.5 million from our sponsor (Note 4), we believe that we have alleviated the substantial doubt about our ability to continue as a going concern, and we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating and consummating the Business Combination.
Note 2 - Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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
Use of Estimates
The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the derivative warrant liabilities. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
As of March 31, 2023 and December 31, 2022, the Company had $84,618 and $13,715, respectively, in cash outside of the trust account available for working capital needs. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.
Cash and Marketable Securities Held in Trust Account
The Company had $51.8 million and $51.3 million held within a trust account in cash and marketable securities as of March 31, 2023 and December 31, 2022, respectively, none of which was available for working capital needs. Substantially all of the assets held in the Trust Account are held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as held-to-maturity
securities.
Held-to-maturity
securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method, at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest income in the accompanying unaudited condensed statements of operations. The Company estimated the expected credit loss for each security in its portfolio using the probability-of-default
method. The Company concluded there were no expected losses as of March 31, 2023 and December 31, 2022.

March 31, 2023
Held-to-maturity securities, at amortized cost:	Amortized cost basis	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value (level 2)
U.S. Treasury securities	$51,848,572	$8,050	$—	$51,856,622

December 31, 2022
Held-to-maturity securities, at amortized cost:	Amortized cost basis	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value (level 2)
U.S. Treasury securities	$51,340,014	$—	$(3,293)	$51,336,721

As of March 31, 2023 and December 31, 2022, all
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
(“ASC 815”). Under
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash
within change in the fair value of the convertible promissory note in the unaudited condensed statements of operations.

Derivative Warrant Liabilities
The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC
815-40,
“Derivatives and Hedging—Contracts in Entity’s Own Equity,” and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC
815-40,
the Warrant Securities are recorded as derivative liabilities on the unaudited condensed balance sheets and measured at fair value at issuance and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.
Offering Costs
The Company complies with the requirements of the ASC paragraph
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic
5A-Expenses
of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering (the “IPO”). Offering costs are charged against the carrying value of Class A common stock or the unaudited condensed statements of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “
Distinguishing Liabilities from Equity
” (“
Topic 480
”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features include certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 5,012,592 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets.
All of the 23,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering (5,012,592 of which remain outstanding after giving effect to the Redemption) contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC paragraph
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of Topic 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit. For the three months ended March 31, 2023, the Company recorded approximately $1.6 million of accretion on Class A common stock. For the three months ended March 31, 2022, no accretion was recorded.
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
Topic 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of March 31, 2023 and December 31, 2022, the Company had deferred tax liabilities of $0.04 million and deferred tax assets of $0.1 million, respectively. The Company has recorded a full valuation allowance on the deferred tax assets as it is currently more likely than not that all of the assets will not be realized. The provision for income taxes was resulted in an expense of approximately $0.04 million and was deemed to be immaterial for the three months ended March 31, 2023 and 2022, respectively
. A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2023 reflected a statutory federal income tax rate of 21.0% and an effective tax rate of 10.8%.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Risks and Uncertainties
The Company continues to evaluate the impact of the
COVID-19
pandemic and has concluded that
COVID-19
may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide, which could have a material adverse effect on the Company’s ability to complete an initial Business Combination and the value of the Company’s securities.
In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of the unaudited condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the unaudited condensed financial statements.
The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a 1% excise tax on the fair market value of stock repurchased by a publicly listed U.S. corporation beginning in 2023, subject to certain exceptions. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The U.S. Department of the Treasury (the “Treasury”) has been given authority to issue regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. It is unclear at this time how and to what extent the excise tax will apply to certain redemptions, but since the Company is a publicly listed Delaware corporation, it is a “covered corporation” within the meaning of the IR Act. Consequently, this excise tax may apply to certain redemptions of the Company’s public shares after December 31, 2022.
Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could potentially reduce the per-share
amount that the Company’s public stockholders would otherwise be entitled to receive upon redemption of their public shares, cause a reduction in the cash available on hand to complete a Business Combination and hinder the Company’s ability to complete a Business Combination.
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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the three months ended March 31,
	2023	2022
Net income, as reported	$78,752	$355,796
Reconciliation items:
Deemed dividend to Class A stockholders	(1,622,652)	—

Allocation of net income, as adjusted	$(1,543,900)	$355,796

	For the three months ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income attributable to common stockholders, as adjusted	$903,174	$(824,422)	$284,637	$71,159

Denominator:
Weighted average common stock outstanding, basic and diluted	5,012,592	5,750,000	23,000,000	5,750,000

Basic and diluted income per share of common stock	0.18	$(0.14)	$0.01	$0.01

As of March 31, 2023 and 2022, warrants to purchase 17,900,000 shares of Class A common stock were excluded from the computation of diluted net income per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. As a result, basic and diluted income per share is the same for the periods presented.
Note 3 - Initial Public Offering
The registration statement for the Initial Public Offering was declared effective on October 4, 2021. On October 4, 2021 the Company consummated the Initial Public Offering by selling 23,000,000 units at a purchase price of $10.00 (“Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $230.0 million. Each Unit consists of one Class A Share and one-half
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
Transaction costs from the Initial Public Offering amounted to approximately $22.4 million, consisting of $12.7 million of underwriters’ fees and discounts, $9.3 million for the excess fair value of founder shares attributable to the anchor investors (see Note 4), and $0.5 million of other offering costs, net of third party vendor credits. Such transaction costs have been allocated to Class A common stock and warrants issued in the Initial Public Offering based on their relative fair values. Accordingly, $1.4 million of the $22.4 million in total transaction costs (which includes $0.6 million of the excess fair value of the Founder Shares sold to anchor investors - see Note 4), has been allocated to the public warrants.

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
The founder shares are identical to the shares of our Class A common stock included in the units sold in the offering, except that:

•
prior to the Company’s initial Business Combination, only holders of the founder shares have the right to vote on the election of directors and holders of a majority of the founder shares may remove a member of the board of directors for any reason;

•	the founder shares are subject to certain transfer restrictions, as described in more detail below;

•
each of the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive (i) their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of the initial Business Combination; (ii) their redemption rights with respect to their founder shares and any public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not completed an initial Business Combination on or before the New Termination Date or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares held by them if the Company does not complete the initial Business Combination on or before the New Termination Date, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company does not complete the initial Business Combination within the prescribed time frame. If the Company submits the initial Business Combination to its public stockholders for a vote, the Sponsor, officers and directors have agreed to vote their founder shares and any public shares they may acquire during or after the Initial Public Offering, in favor of the initial Business Combination, and each of the anchor investors has agreed to vote its founder shares (subject to the right to abstain from voting) in favor of the initial Business Combination.

•
the founder shares are shares of Class B common stock that will automatically convert into shares of the Company’s Class A common stock on the first business day following the completion of the initial Business Combination;

•
the anchor investors will not be entitled to (i) redemption rights with respect to any founder shares held by them in connection with the completion of the initial Business Combination; (ii) redemption rights with respect to any founder shares held by them in connection with a stockholder vote to amend the Company’s amended and restated certification of incorporation in a manner that would affect the substance or timing of its obligation to redeem 100% of our public shares if the Company has not consummated an initial business combination by the New Termination Date or; (iii) rights to liquidating distributions from the trust account with respect to any founder shares held by them if the Company fails to complete its initial Business Combination by the New Termination Date (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame); and

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
The excess of the fair value of the Founder Shares sold over the purchase price of $5,803 (or $0.004 per 1,450,758 share) was determined to be an issuance cost of the Initial Public Offering incurred on the Company’s behalf. Accordingly, this issuance cost as well as Offering Costs were accounted for as an equity contribution from the Sponsor. As a portion of the Initial Public Offering consisted of Warrant Securities that are accounted for as liabilities, as such the fair value of the 1,450,758 Founder Shares sold to the anchor investors by the Sponsor ($0.6 million) was allocated to the warrant liabilities as of October 7, 2021 (date of Public Offering).
Private Placement Warrants
Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 6,400,000 Private Placement Warrants at $1.50 per Private Placement Warrant, for an aggregate purchase price of $9.6 million. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (subject to adjustment in certain circumstances). The proceeds from the Private Placement Warrants, net of $4.6 million in underwriting discounts, $0.8 million in Offering Costs, and $2.0 million designated for operational use were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
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

Convertible Promissory Note
In order to finance transaction costs in connection with the Business Combination, on November 1, 2022 the Sponsor executed an unsecured convertible promissory note and agreed to loan the Company up to $1.5 million as may be required, the terms of which consist of no interest accrual and a maturity date commensurate with the date the Business Combination has been consummated (“Working Capital Loans”). In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. During the three months ended March 31, 2023, a total of $0.7 million was drawn by the Company and $0.3 million was repaid. During the three months ended March 31, 2023, $0.4 million of net draws occurred on the convertible promissory note with a fair value of $0.2 million, with the difference of $0.2 million recorded as a contribution from the Sponsor. For the three months ended March 31, 2023, the Company recorded a $
0.2
 million gain on change in fair value of the convertible promissory note.
Note Payable to Sponsor
On March 12, 2021, the Sponsor and the Company executed an unsecured promissory note pursuant to which the Company had the ability to borrow up to $300,000 in the aggregate to cover expenses in connection with the Initial Public Offering (the “Promissory Note”). The Promissory Note was
non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $0.1 million under the Promissory Note and the full amount was repaid on October 7, 2021. Subsequent to the repayment, the facility was no longer available to the Company.
Administrative Services Agreement
The Company entered into an agreement whereby, commencing on October 7, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. The Company records the administrative services agreement costs within formation and operating costs on the unaudited condensed statements of operations. For the three months ended March 31, 2023 and 2022, the Company incurred and paid $45,000.
Note 5 - Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
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

At March 31, 2023 and December 31, 2022, there were 5,012,592 Class A Shares issued and outstanding, respectively, of which 7,724 Units
1
and 3,482,975 Units, respectively, remain intact (each consisting of 1 share of Class A common stock and 1/2 of a public warrant). At March 31, 2023 and December 31, 2022, there were 5,750,000 Class B Shares issued and outstanding.
The redemption value for Class A Shares reflected on the unaudited condensed balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Offering costs allocated to Public Shares	(25,455,164)
Plus:
Accretion on common stock to redemption value	25,455,164

Class A Shares subject to possible redemption as of December 31, 2021	230,000,000
Redemption of Class A Shares	(183,844,056)
Increase in redemption value	3,969,976

Class A Shares subject to possible redemption as of December 31, 2022	50,125,920
Increase in redemption value	1,622,652

Class A Shares subject to possible redemption as of March 31, 2023	$51,748,572

Warrants
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided
in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current Offering prospectus relating thereto is available, and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. At March 31, 2023 and December 31, 2022, there were 11,500,000 whole Public Warrants and 6,400,000 Private Placement Warrants outstanding.
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
Note 6 - Fair Value Measurements
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

	Level	March 31, 2023	December 31, 2022
Assets:
Cash	1	$84,618	$13,715
Liabilities:
Public Warrants (1,2)	1	$1,495,000	$1,363,900
Private Placement Warrants (1)	3	$832,000	$759,040
Convertible Promissory Notes	3	$306,367	$300,000

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

Warrant Liability
The Company established the initial fair value for the Warrants on October 7, 2021, the date of the Company’s Initial Public Offering, using a Black- Scholes Option Pricing Method (“BSM”) for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant), and (ii) the sale of Private Placement Units, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption based on their relative fair values at the initial measurement date. Both the Private Placement Warrants and Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of March 31, 2023 and December 31, 2022, the Public Warrants are classified as Level 1 in the fair value hierarchy and are valued at the publicly traded price. The Private Placement Warrants have substantially the same terms as the Public Warrants and the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. With the decline in volatilities, there is de minimis benefit to private warrants with exemption from make whole redemptions. The implication is that private warrants should be priced the same as public warrants. Accordingly, the Private Placement Warrants are valued at the Public Warrant price, however the Private Placement Warrants are classified as Level 3 financial instruments.
At March 31, 2023, the fair value was determined to be $0.13 per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of $0.8 million and $1.5 million, respectively. At December 31, 2022, the fair value was determined to be $0.12 per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of $0.8 million and $1.4 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities
Initial measurement on October 7, 2021	$8,640,000	$14,720,000	$23,360,000
Change in fair value	(5,425,077)	(8,975,750)	(14,400,827)

Fair value as of December 31, 2021	3,214,923	5,744,250	8,959,173
Change in fair value	(2,455,883)	(4,380,350)	(6,836,233)

Fair value as of December 31, 2022	759,040	1,363,900	2,122,940
Change in fair value	72,960	131,100	204,060

Fair value as of March 31, 2023	$832,000	$1,495,000	$2,327,000

Convertible Promissory Notes
The convertible promissory notes were valued based on the fair value of the private placement warrants in which the convertible promissory notes can be converted, adjusted for the probability of a successful business combination. The inputs are considered to be a Level 3 fair value measurement. The estimated fair value of the Convertible Promissory Notes was based on the following significant inputs:

Input	Input Values as of March 31, 2023
Private Warrant Value per Share	$0.13
Probability of successful business combination	20.0%
Value per conversion warrant in business combination scenario	$0.65
Conversion price per warrant	$1.50
The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Fair value as of December 31, 2022	$300,000
Proceeds received through Convertible Promissory Note	707,491
Payments on Convertible Promissory Note	(300,000)
Deemed Contribution by Sponsor	(227,424)
Change in fair value	(173,700)

Fair value as of March 31, 2023	$306,367

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during period ended March 31, 2023 for the Convertible Promissory Note.
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

Note 8 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date of March 31, 2023 through the date that these unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a newly organized blank check company incorporated on February 23, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We were initially incorporated under the name BH3 Acquisition Corp. and subsequently changed our name to Crixus BH3 Acquisition Company on July 21, 2021. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

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

If we are unable to consummate an initial business combination on or before the new termination date, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.24 per share of common stock if we don’t extend the period of time to consummate a business combination, and an additional $0.035 per share of common stock for each month thereafter if we extend the period of time to consummate a business combination (in each case, regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Results of Operations

Our entire activity from inception up to October 7, 2021 was in preparation for our initial public offering and, since the consummation of our initial public offering, the search for a prospective target business. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2023, we had net income of approximately $0.3 million, which consisted of interest income of $0.6 million and gain of $0.4 million from change in fair valuation of convertible promissory note, offset by $0.4 million in general and administrative expenses and loss of $0.2 million from change in fair valuation of derivative warrant liabilities.

For the three months ended March 31, 2022, we had net income of approximately $0.4 million, which consisted of interest income of $34,847 and gain of $0.8 million from change in fair valuation of derivative warrant liabilities, offset by $0.5 million in general and administrative expenses.

Liquidity and Capital Resources

Sources of Liquidity

Our liquidity needs from the period of February 23, 2021 (date of inception) through October 7, 2021 (date of the initial public offering) had been satisfied through the cash receipt of $25,000 from our initial stockholders to purchase the Founder Shares, and a loan of $300,000 pursuant to a note issued to our Sponsor (the “Note”). The Note balance was paid in full as of the date of the initial public offering. Subsequent to the consummation of the initial public offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or its affiliates may, but are not obligated to, continue providing us with working capital loans (“Working Capital Loans”). As of March 31, 2023, Working Capital Loans outstanding amounted to $0.3 million.

As of March 31, 2023, the Company had approximately $85,000 in cash outside of the trust account available for working capital needs and $51.8 million of cash and investment in liquid securities held in trust, which is not available for working capital needs.

Based on the foregoing, our management believes that we will not be able to sustain operations for the next twelve months without additional financing. These conditions raise a substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. Based on our plan and ability to request working capital loans of up to $1.5 million from our sponsor (see Note 4), we believe that we have alleviated the substantial doubt about our ability to continue as a going concern, and we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. During the three months ended March 31, 2023, a total of $0.7 million was drawn by the Company and $0.3 million was paid. For the three months ended March 31, 2023, the Company recorded $0.4 million gain on change in fair value of convertible promissory note. The unsecured convertible promissory note has an outstanding balance of $0.3 million as of March 31, 2023 and December 31, 2022.

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

Except as described in this Quarterly Report, the holders of the founder shares (including the anchor investors) have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (a) one year after the completion of our initial business combination, or (b) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our sponsor with respect to any founder shares. We refer to such transfer restrictions throughout this Quarterly Report as the lock-up.

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

Derivative Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815-40, the Warrant Securities are recorded as derivative liabilities on the unaudited condensed balance sheets and measured at fair value at issuance and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in market fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 5,012,592 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets, respectively.

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the three months ended March 31,
	2023	2022
Net income, as reported	$78,752	$355,796
Reconciliation items:
Deemed dividend to Class A stockholders	(1,622,652)	—

Allocation of net income, as adjusted	$(1,543,900)	$355,796

	For the three months ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income attributable to common stockholders, as adjusted	$903,174	$(824,422)	$284,637	$71,159

Denominator:
Weighted average common stock outstanding, basic and diluted	5,012,592	5,750,000	23,000,000	5,750,000

Basic and diluted income per share of common stock	$0.18	$(0.14)	$0.01	$0.01

For the three months ended March 31, 2023 and 2022, warrants to purchase 17,900,000 shares of Class A common stock were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. As a result, basic and diluted income (loss) per share is the same for the periods presented.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our

Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II - OTHER

INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on

Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2023.

CRIXUS BH3 ACQUISITION COMPANY

By:	/s/ Daniel Lebensohn
Name:	Daniel Lebensohn
Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Gregory Freedman
Name:	Gregory Freedman
Title:	Co-Chief Executive Officer and Chief Financial
Officer
(Co-Principal Executive Officer and Principal
Financial and Accounting Officer)