Form 10-Q
period 2023-06-30
Crixus BH3 Acquisition Co
filed 2023-08-14
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 1, 2023, there were 5,012,592 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CRIXUS BH3 ACQUISITION COMPANY

Quarterly Report on Form

10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CRIXUS BH3 ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$163,495	$13,715

Total current assets	163,495	13,715
Cash and marketable securities held-to-maturity in Trust Account, at amortized cost	52,275,179	51,340,014

Total assets	$52,438,674	$51,353,729

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$132	$—
Deferred tax liability	244,582	—
Derivative warrant liability	372,320	2,122,940
Convertible promissory note – related party, at fair value	63,093	300,000
Income taxes payable	—	86,230

Total current liabilities	680,127	2,509,170
Deferred underwriting fee payable	8,050,000	8,050,000

Total liabilities	8,730,127	10,559,170
Commitments and contingencies (Note 7)
Temporary equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,012,592 shares issued and outstanding at approximately $10.36 and $10.00 redemption value at June 30, 2023 and December 31, 2022	51,930,597	50,125,920
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	575	575
Accumulated deficit	(8,222,625)	(9,331,936)

Total stockholders’ deficit	(8,222,050)	(9,331,361)

Total liabilities, temporary equity and stockholders’ deficit	$52,438,674	$51,353,729

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$(177,949)	$(544,202)	$(603,635)	$(1,001,283)

Loss from operations	(177,949)	(544,202)	(603,635)	(1,001,283)

Other income
Interest income	592,837	276,853	1,164,678	311,700
Change in fair value of derivative warrant liabilities	1,954,680	5,143,514	1,750,620	5,921,544
Change in fair value of convertible promissory note	243,274	—	416,974	—

Total other income	2,790,791	5,420,367	3,332,272	6,233,244

Income before provision for income taxes	2,612,842	4,876,165	2,728,637	5,231,961
Provision for income taxes	(207,539)	—	(244,582)	—

Net income	$2,405,303	$4,876,165	$2,484,055	$5,231,961

Weighted average shares outstanding, Class A Common Stock subject to possible redemption	5,012,592	23,000,000	5,012,592	23,000,000

Basic and diluted net income per share, Class A Common Stock subject to possible redemption	$0.24	$0.17	$0.42	$0.18

Weighted average shares outstanding, Class B Common Stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income per share, Class B Common Stock	$0.21	$0.17	$0.06	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance as of December 31, 2021	—	$—	—	$—	5,750,000	$575	$—	$(13,027,822)	$(13,027,247)
Net income	—	—	—	—	—	—	—	355,796	355,796

Balance as of March 31, 2022	—	—	—	—	5,750,000	575	—	(12,672,026)	(12,671,451)
Net income	—	—	—	—	—	—	—	4,876,165	4,876,165

Balance as of June 30, 2022	—	$—	—	$—	5,750,000	$575	$—	$(7,795,861)	$(7,795,286)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance as of December 31, 2022	—	$—	—	$—	5,750,000	$575	$—	$(9,331,936)	$(9,331,361)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(1,622,652)	(1,622,652)
Deemed contribution by sponsor	—	—	—	—	—	—	—	227,424	227,424
Net income	—	—	—	—	—	—	—	78,752	78,752

Balance as of March 31, 2023	—	—	—	—	5,750,000	575	—	(10,648,412)	(10,647,837)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(182,025)	(182,025)
Deemed contribution by Sponsor	—	—	—	—	—	—	—	202,509	202,509
Net income	—	—	—	—	—	—	—	2,405,303	2,405,303

Balance as of June 30, 2023	—	$—	—	$—	5,750,000	$575	$—	$(8,222,625)	$(8,222,050)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$2,484,055	$5,231,961
Adjustments to reconcile net income to net cash used in operating activities:
Interest income	(1,164,678)	(311,700)
Deferred tax expense	244,582	—
Change in fair value of derivative warrant liability	(1,750,620)	(5,921,544)
Change in fair value of convertible promissory note	(416,974)	—
Changes in operating assets and liabilities:
Prepaid expenses	—	368,222
Accounts payable and accrued expenses	132	51,468
Income taxes payable	(86,230)	—

Net cash used in operating activities	(689,733)	(581,593)

Cash flows from investing activities
Transfer of cash and marketable securities held-to-maturity in Trust Account	—	69,409
Purchases of marketable securities in Trust Account	(104,153,634)	—
Sale of cash and marketable securities held-to-maturity in Trust Account	104,383,147	—

Net cash provided by investing activities	229,513	69,409

Cash flows from financing activities
Proceeds from convertible promissory note	910,000	—
Payment of convertible promissory note	(300,000)	—

Net cash provided by financing activities	610,000	—

Net change in cash	149,780	(512,184)
Cash at beginning of period	13,715	1,131,162

Cash at end of period	$163,495	$618,978

Supplemental disclosure of cash flow information:
Income taxes paid	$86,230	$—

See accompanying notes to the unaudited condensed financial statements.

CRIXUS BH3 ACQUISITION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Note 1—Organization and Plan of Business Operations
Crixus BH3 Acquisition Company (the “Company”) is a blank check company incorporated as a Delaware company on February 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
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
The Company has not yet begun operations and therefore, all activity for the period from February 23, 2021 (date of inception) through June 30, 2023, relates to the Company’s Initial Public Offering and identifying a target for the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income or losses in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of the warrant derivative liability and convertible promissory note.
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
The Company will have until September 6, 2023 (unless extended in accordance with the procedures set forth in the Company’s amended and restated certificate of incorporation) (the “New Termination Date”) to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination by the New Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.10 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company to pay its tax obligations and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination on or before the New Termination Date.

Charter Amendment and Early Redemptions
On December 7, 2022 (following approval by the Company’s stockholders at a special meeting), the Company effected a charter amendment and an amendment to its Investment Management Trust Agreement with Continental Stock Transfer & Trust Company, the effect of which was to change the Company’s prior termination date from April 7, 2023 to the New Termination Date. In connection therewith, 17,987,408 public shares were tendered for redemption (the “Redemption”). Immediately after giving effect to the Redemption, the Company had approximately $51.2 million remaining in the
T
rust
A
ccount.
Class A and Class B Common Stock
As of June 30, 2023, the Company has 10,762,592 shares of common stock issued and outstanding, consisting of 5,012,592 shares of Class A common stock and 5,750,000 shares of Class B common stock, par value $0.0001 per share and the balance in the Company’s Trust Account was $52.3 million.
Going Concern
The Company has incurred and expects to continue to incur additional costs in pursuit of its initial Business Combination. The Company has determined that it will not be able to sustain operations for the next twelve months without additional financing. As of June 30, 2023, the Company had approximately $163,495 in its operating bank account available for working capital needs, $52.3 million of cash and investment in liquid securities held in trust, which is not available for working capital needs, and working capital deficit of approximately $516,632. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4), a Note Payable to Sponsor (Note 4) in the amount of $300,000 and net borrowings of approximately $910,000 pursuant to the Convertible Promissory Note issued to the Sponsor (Note 4). The Company fully repaid the Note Payable to Sponsor on October 7, 2021. As of June 30, 2023, the Convertible Promissory Note had an outstanding principal amount of approximately $910,000.
In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or its affiliates may, but are not obligated to, continue providing us with Convertible Promissory Notes, of up to $1.5 million.
On July 31, 2023, the Company issued a
non-interest-bearing
promissory note in the aggregate principal amount of up to $1,052,644 to the Sponsor. In connection with the promissory note the Company has extended the Termination Date from August 7, 2023 to September 6, 2023.
Based on the foregoing, our management believes that we will have sufficient working capital to sustain operations for the next twelve months. Based on our plan and ability to request working capital loans of up to $1.5 million from our Sponsor (Note 4) as well as draw upon the $1,052,644 promissory note from our Sponsor, we believe that we have alleviated the substantial doubt about our ability to continue as a going concern, and we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating and consummating the Business Combination.
Note 2—Significant Accounting Policies
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
for the period ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending
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
Cash and Cash Equivalents
As of June 30, 2023 and December 31, 2022, the Company had $163,495 and $13,715, respectively, in cash outside of the
T
rust
A
ccount available for working capital needs. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.
Cash and Marketable Securities Held in Trust Account
The Company had $52.3 million and $51.3 million held within a trust account in cash and marketable securities as of June 30, 2023 and December 31, 2022, respectively, none of which was available for working capital needs. Substantially all of the assets held in the Trust Account are held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as held-to-maturity
securities.
Held-to-maturity
securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method, at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest income in the accompanying unaudited condensed statements of operations. The Company estimated the expected credit loss for each security in its portfolio using the probability-of-default
method. The Company concluded there were no expected losses as of June 30, 2023 and December 31, 2022.

June 30, 2023
Held-to-maturity securities, at amortized cost:	Amortized cost basis	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value (level 2)
U.S. Treasury securities	$52,275,179	$35,701	$—	$52,310,880

December 31, 2022
Held-to-maturity securities, at amortized cost:	Amortized cost basis	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value (level 2)
U.S. Treasury securities	$51,340,014	$—	$(3,293)	$51,336,721

As of June 30, 2023 and December 31, 2022, all
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
” (“
Topic 480
”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features include certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 5,012,592 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets.
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
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of Topic 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit. For the six months ended June 30, 2023, the Company recorded approximately $2.0 million of accretion on Class A common stock. For the six months ended June 30, 2022, no accretion was recorded on Class A common stock.
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
Topic 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of June 30, 2023 and December 31, 2022, the Company had deferred tax liabilities of $0.2 million and $0.0 million, respectively. The Company has recorded a full valuation allowance on the deferred tax assets as it is currently more likely than not that all of the assets will not be realized. The provision for income taxes resulted in an expense of approximately $0.2 million and was deemed to be immaterial for the six months ended June 30, 2023 and 2022, respectively. A reconciliation of the federal income tax rate to the Company’s effective tax rate at June 30, 2023 reflected a statutory federal income tax rate of 21.0% and an effective tax rate of 5.3%.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Risks and Uncertainties
The Company continues to evaluate the impact of the
COVID-19
pandemic and has concluded that
COVID-19
may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide, which could have a material adverse effect on the Company’s ability to complete an initial Business Combination and the value of the Company’s securities. As the World Health Organization (WHO) declared an end to the
COVID-19
global emergency in May 2023, restrictions are expected to be lifted.
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
Net Income (Loss) Per Common Stock
The Company has two classes of shares outstanding, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net income (loss) per share calculation the warrants to purchase common stock are considered to be potentially dilutive securities pursuant to the treasury stock method. In order to determine the net income (loss) attributable to both the Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any change to the redemption value of the Class A common stock is treated as a deemed dividend for the purposes of the numerator in the earnings per share calculation, as the redemption value approximates fair value. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company calculates the amount to be allocated pro rata between Class A common stock and Class B common stock for each of the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the three months June 30,		For the six months June 30,
	2023	2022	2023	2022
Net income, as reported	$2,405,303	$4,876,165	$2,484,055	$5,231,961
Reconciliation items:
Deemed dividend to Class A stockholders	(182,025)	—	(1,804,677)	—

Allocation of net income, as adjusted	$2,223,278	$4,876,165	$679,378	$5,231,961

	For the three months ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income attributable to common stockholders, as adjusted	$1,217,499	$1,187,804	$3,900,932	$975,233

Denominator:
Weighted average common stock outstanding, basic and diluted	5,012,592	5,750,000	23,000,000	5,750,000

Basic and diluted income per share of common stock	$0.24	$0.21	$0.17	$0.17

	For the six months ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income attributable to common stockholders, as adjusted	$2,121,092	$362,963	$4,185,569	$1,046,392

Denominator:
Weighted average common stock outstanding, basic and diluted	5,012,592	5,750,000	23,000,000	5,750,000

Basic and diluted income per share of common stock	$0.42	$0.06	$0.18	$0.18

As of June 30, 2023 and 2022, warrants to purchase 17,900,000 shares of Class A common stock were excluded from the computation of diluted net income per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. As a result, basic and diluted income per share is the same for the periods presented.
Note 3—Initial Public Offering
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

Note 4—Related Party Transactions
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

•
each of the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive (i) their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of the initial Business Combination; (ii) their redemption rights with respect to their founder shares and any public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not completed an initial Business Combination on or before the New Termination Date or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity; and (iii) their rights to liquidating distributions from the
T
rust
A
ccount with respect to any founder shares held by them if the Company does not complete the initial Business Combination on or before the New Termination Date, although they will be entitled to liquidating distributions from the
T
rust
A
ccount with respect to any public shares they hold if the Company does not complete the initial Business Combination within the prescribed time frame. If the Company submits the initial Business Combination to its public stockholders for a vote, the Sponsor, officers and directors have agreed to vote their founder shares and any public shares they may acquire during or after the Initial Public Offering, in favor of the initial Business Combination, and each of the anchor investors has agreed to vote its founder shares (subject to the right to abstain from voting) in favor of the initial Business Combination.

•
the founder shares are shares of Class B common stock that will automatically convert into shares of the Company’s Class A common stock on the first business day following the completion of the initial Business Combination;

•
the anchor investors will not be entitled to (i) redemption rights with respect to any founder shares held by them in connection with the completion of the initial Business Combination; (ii) redemption rights with respect to any founder shares held by them in connection with a stockholder vote to amend the Company’s amended and restated certification of incorporation in a manner that would affect the substance or timing of its obligation to redeem 100% of our public shares if the Company has not consummated an initial business combination by the New Termination Date or; (iii) rights to liquidating distributions from the
T
rust
A
ccount with respect to any founder shares held by them if the Company fails to complete its initial Business Combination by the New Termination Date (although they will be entitled to liquidating distributions from the
T
rust
A
ccount with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame); and

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

Convertible Promissory Note
In order to finance transaction costs in connection with the Business Combination, on November 1, 2022 the Sponsor executed an unsecured convertible promissory note and agreed to loan the Company up to $1.5 million as may be required, the terms of which consist of no interest accrual and a maturity date commensurate with the date the Business Combination has been consummated (“Working Capital Loans”). In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. During the six months ended June 30, 2023, a total of $0.9 million was drawn by the Company and $0.3 million was repaid. During the six months ended June 30, 2023, $0.6 million of net draws occurred on the convertible promissory note with a fair value of $0.2 million, with the difference of $0.4 million recorded as a deemed contribution from the Sponsor. For the six months ended June 30, 2023, the Company recorded a $0.4 million gain on change in fair value of the convertible promissory note.
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
Administrative Services Agreement
The Company entered into an agreement whereby, commencing on October 7, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. The Company records the administrative services agreement costs within formation and operating costs on the unaudited condensed statements of operations. For the six months ended June 30, 2023 and 2022, the Company incurred and paid $45,000 and $90,000, respectively. For the three months ended June 30, 2023 and 2022, the Company incurred and paid $0 and $45,000, respectively.
Note 5—Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
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

At June 30, 2023 and December 31, 2022, there were 5,012,592 Class A Shares issued and outstanding, respectively, of which 7,724 Units and 3,482,975 Units, respectively, remain intact (each consisting of 1 share of Class A common stock and 1/2 of a public warrant). At June 30, 2023 and December 31, 2022, there were 5,750,000 Class B Shares issued and outstanding.
The redemption value for Class A Shares reflected on the unaudited condensed balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Offering costs allocated to Public Shares	(25,455,164)
Plus:
Accretion on common stock to redemption value	25,455,164

Class A Shares subject to possible redemption as of December 31, 2021	230,000,000
Redemption of Class A Shares	(183,844,056)
Increase in redemption value	3,969,976

Class A Shares subject to possible redemption as of December 31, 2022	50,125,920
Increase in redemption value	1,804,677

Class A Shares subject to possible redemption as of June 30, 2023	$51,930,597

Warrants
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided
in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current Offering prospectus relating thereto is available, and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. At June 30, 2023 and December 31, 2022, there were 11,500,000 whole Public Warrants and 6,400,000 Private Placement Warrants outstanding.
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

	Level	June 30, 2023	December 31, 2022
Assets:
Cash	1	$163,495	$13,715
Liabilities:
Public Warrants (1,2)	1	$239,200	$1,363,900
Private Placement Warrants (1)	3	$133,120	$759,040
Convertible Promissory Notes	3	$63,093	$300,000

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

Warrant Liability
The Company established the initial fair value for the Warrants on October 7, 2021, the date of the Company’s Initial Public Offering, using a Black- Scholes Option Pricing Method (“BSM”) for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant), and (ii) the sale of Private Placement Units, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption based on their relative fair values at the initial measurement date. Both the Private Placement Warrants and Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of June 30, 2023 and December 31, 2022, the Public Warrants are classified as Level 1 in the fair value hierarchy and are valued at the publicly traded price. The Private Placement Warrants have substantially the same terms as the Public Warrants and the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. With the decline in volatilities, there is de minimis benefit to private warrants with exemption from make whole redemptions. The implication is that private warrants should be priced the same as public warrants. Accordingly, the Private Placement Warrants are valued at the Public Warrant price, however the Private Placement Warrants are classified as Level 3 financial instruments.
At June 30, 2023, the fair value was determined to be $0.02 per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of $0.1 million and $0.2 million, respectively. At December 31, 2022, the fair value was determined to be $0.12 per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of $0.8 million and $1.4 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities
Initial measurement on October 7, 2021	$8,640,000	$14,720,000	$23,360,000
Change in fair value	(5,425,077)	(8,975,750)	(14,400,827)

Fair value as of December 31, 2021	3,214,923	5,744,250	8,959,173
Change in fair value	(2,455,883)	(4,380,350)	(6,836,233)

Fair value as of December 31, 2022	759,040	1,363,900	2,122,940
Change in fair value	(625,920)	(1,124,700)	(1,750,620)

Fair value as of June 30, 2023	$133,120	$239,200	$372,320

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

Input	Input Values as of June 30, 2023
Private Warrant Value per Share	$0.02
Probability of successful business combination	20.0%
Value per conversion warrant in business combination scenario	$0.10
Conversion price per warrant	$1.50
The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Fair value as of December 31, 2022	$300,000
Proceeds received through Convertible Promissory Note	910,000
Payments on Convertible Promissory Note	(300,000)
Deemed Contribution by Sponsor	(429,933)
Change in fair value	(416,974)

Fair value as of June 30, 2023	$63,093

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during period ended June 30, 2023 for the Convertible Promissory Note.
Note 7—Commitments
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

Note 8—Subsequent Events
On July 31, 2023, pursuant to and in accordance with the Company’s amended and restated certificate of incorporation, as amended, the Sponsor provided the Company with a 30 day extension notice relating to the date by which the Company must complete an initial business combination. In connection therewith, (i) the Sponsor deposited into the Trust Account an amount of $175,440.72 (such amount, a “Deposit Amount”), which shall be used to fund the redemption of shares of Class A common stock, (ii) the Company has extended the new termination date from August 7, 2023 to September 6, 2023 and (iii) the Company executed and delivered to the Sponsor a non-interest
bearing, unsecured promissory note (the “July 2023 Promissory Note”) equal to the Deposit Amount (which amount shall be increased by additional Deposit Amounts in connection with any subsequent 30 day extensions, up to a maximum of $1,052,644.32). The July 2023 Promissory Note shall not be repaid by the Company in the event that the Company is unable to complete an initial business combination unless there are funds of the Company available outside of the Trust Account to do so. In the event that the Company does not complete its initial business combination by the new termination date (as extended), the Company may further extend the new termination date by up to 5 additional
30-day
periods if the Sponsor (i) provides the Company with one or more additional extension notices no later than 5 days prior to the new termination date (or such later 30 day period) and (ii) deposits an additional Deposit Amount into the Trust Account in connection with each such extension.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date of June 30, 2023 through the date that these unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

For the three months ended June 30, 2023, we had net income of approximately $2.4 million, which consisted of interest income of $0.6 million, gain of $0.2 million from change in fair valuation of convertible promissory note, and gain of $2.0 million from change in fair valuation of derivative warrant liabilities, offset by $0.1 million in general and administrative expenses and an additional $0.2 million in provision for income taxes.

For the six months ended June 30, 2023, we had net income of approximately $2.5 million, which consisted of interest income of $1.2 million, gain of $0.4 million from change in fair valuation of convertible promissory note, and gain of $1.7 million from change in fair valuation of derivative warrant liabilities, offset by $0.6 million in general and administrative expenses and an additional $0.3 million in provision for income taxes.

For the three months ended June 30, 2022, we had net income of approximately $4.9 million, which consisted of interest income of $0.3 million and gain of $5.1 million from change in fair valuation of derivative warrant liabilities, offset by $0.5 million in general and administrative expenses.

For the six months ended June 30, 2022, we had net income of approximately $5.2 million, which consisted of interest income of $0.3 million and gain of $5.9 million from change in fair valuation of derivative warrant liabilities, offset by $1.0 million in general and administrative expenses.

Liquidity and Capital Resources

Sources of Liquidity

Our liquidity needs from the period of February 23, 2021 (date of inception) through October 7, 2021 (date of the initial public offering) had been satisfied through the cash receipt of $25,000 from our initial stockholders to purchase the Founder Shares, and a loan of $300,000 pursuant to a note issued to our Sponsor (the “Note”). The Note balance was paid in full as of the date of the initial public offering. Subsequent to the consummation of the initial public offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or its affiliates may, but are not obligated to, continue providing us with working capital loans (“Working Capital Loans”). As of June 30, 2023, Working Capital Loans outstanding amounted to $0.1 million.

As of June 30, 2023, the Company had approximately $163,495 in cash outside of the trust account available for working capital needs and $52.3 million of cash and investment in liquid securities held in trust, which is not available for working capital needs.

Based on the foregoing, our management believes that we will not be able to sustain operations for the next twelve months without additional financing. These conditions raise a substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. Based on our plan and ability to request working capital loans of up to $1.5 million from our sponsor (see Note 4) as well as draw upon the $1,052,644 promissory note from our Sponsor, we believe that we have alleviated the substantial doubt about our ability to continue as a going concern, and we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. During the six months ended June 30, 2023, a total of $0.9 million was drawn by the Company and $0.6 million was paid. For the six months ended June 30, 2023, the Company recorded $0.4 million gain on change in fair value of convertible promissory note. The unsecured convertible promissory note has an outstanding balance of $0.9 million and $0.3 million as of June 30, 2023 and December 31, 2022.

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

On July 31, 2023, pursuant to and in accordance with the Company’s amended and restated certificate of incorporation, as amended, the Sponsor provided the Company with a 30 day extension notice relating to the date by which the Company must complete an initial business combination. In connection therewith, (i) the Sponsor deposited into the Trust Account an amount of $175,440.72 (such amount, a “Deposit Amount”), which shall be used to fund the redemption of shares of Class A common stock, (ii) the Company has extended the new termination date from August 7, 2023 to September 6, 2023 and (iii) the Company executed and delivered to the Sponsor a non-interest bearing, unsecured promissory note (the “July 2023 Promissory Note”) equal to the Deposit Amount (which amount shall be increased by additional Deposit Amounts in connection with any subsequent 30 day extensions, up to a maximum of $1,052,644.32). The July 2023 Promissory Note shall not be repaid by the Company in the event that the Company is unable to complete an initial business combination unless there are funds of the Company available outside of the Trust Account to do so. In the event that the Company does not complete its initial business combination by the new termination date (as extended), the Company may further extend the new termination date by up to 5 additional 30-day periods if the Sponsor (i) provides the Company with one or more additional extension notices no later than 5 days prior to the new termination date (or such later 30 day period) and (ii) deposits an additional Deposit Amount into the Trust Account in connection with each such extension

Contractual Obligations

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 5,012,592 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets, respectively.

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the three months June 30,		For the six months June 30,
	2023	2022	2023	2022
Net income, as reported	$2,405,303	$4,876,165	$2,484,055	$5,231,961
Reconciliation items:
Deemed dividend to Class A stockholders	(182,025)	—	(1,804,677)	—

Allocation of net income, as adjusted	$2,223,278	$4,876,165	$679,378	$5,231,961

	For the three months ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income attributable to common stockholders, as adjusted	$1,217,499	$1,187,804	$3,900,932	$975,233

Denominator:
Weighted average common stock outstanding, basic and diluted	5,012,592	5,750,000	23,000,000	5,750,000

Basic and diluted income per share of common stock	$0.24	$0.21	$0.17	$0.17

	For the six months ended June 30,
	2023	2022
Net income, as reported	$2,484,055	$5,231,961
Reconciliation items:
Deemed dividend to Class A stockholders	(1,804,677)	—

Allocation of net income, as adjusted	$679,378	$5,231,961

	For the six months ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income attributable to common stockholders, as adjusted	$2,121,092	$362,963	$4,185,569	$1,046,392

Denominator:
Weighted average common stock outstanding, basic and diluted	5,012,592	5,750,000	23,000,000	5,750,000

Basic and diluted income per share of common stock	$0.42	$0.06	$0.18	$0.18

For the six months ended June 30, 2023 and 2022, warrants to purchase 17,900,000 shares of Class A common stock were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. As a result, basic and diluted income (loss) per share is the same for the periods presented.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II—OTHER

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 8, 2023, (i) the Company and the Sponsor agreed to terminate the Administrative Services Agreement dated October 4, 2021, with effect from and as of March 31, 2023 and (ii) the Sponsor agreed to waive any and all amounts due and owing by the Company after March 31, 2023.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Termination of Administrative Services Agreement, dated August 8, 2023, between the Company and the Sponsor

31.1*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officers (Co-Principal Executive Officers) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2023.

CRIXUS BH3 ACQUISITION COMPANY

By:	/s/ Daniel Lebensohn
Name:	Daniel Lebensohn
Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Gregory Freedman
Name:	Gregory Freedman
Title:	Co-Chief Executive Officer and Chief Financial
Officer
(Co-Principal Executive Officer and Principal
Financial and Accounting Officer)