Form 10-Q
period 2023-09-30
Focus Impact BH3 Acquisition Co
filed 2023-11-20
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Focus Impact BH3 Acquisition Company
(Exact name of registrant as specified in its charter)

Delaware	001-40868	86-2249068
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1345 Avenue of the Americas, 33rd Floor New York, NY	10105
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (954)
416-3140
CRIXUS BH3 ACQUISITION COMPANY
819 NE 2nd Avenue, Suite 500
Fort Lauderdale, FL
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
20
, 2023, there were 5,312,029 shares of Class A common stock, par value $0.0001 per share, and 2,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

FOCUS IMPACT BH3 ACQUISITION COMPANY

Quarterly Report on Form

10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FOCUS IMPACT BH3 ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$56,600	$13,715

Total current assets	56,600	13,715
Cash, cash equivalents, and marketable securities held-to-maturity in Trust Account, at amortized cost	53,335,870	51,340,014

Total assets	$53,392,470	$51,353,729

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$132	$—
Income taxes payable	889,614	86,230
Derivative warrant liability	896,790	2,122,940
Convertible promissory note – related party, at fair value	197,680	300,000
Note payable – related party	350,880	—

Total current liabilities	2,335,096	2,509,170
Deferred underwriting fee payable	8,050,000	8,050,000

Total liabilities	10,385,096	10,559,170

Commitments and contingencies (Note 7)
Temporary equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,012,592 shares issued and outstanding at approximately $10.44 and $10.00 redemption value at September 30, 2023 and December 31, 2022	52,346,256	50,125,920
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	575	575
Accumulated deficit	(9,339,457)	(9,331,936)

Total stockholders’ deficit	(9,338,882)	(9,331,361)

Total liabilities, temporary equity and stockholders’ deficit	$53,392,470	$51,353,729

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	September 30,		September 30,
	2023	2022	2023	2022
Formation and operating costs	$(185,297)	$(445,631)	$(788,932)	$(1,446,914)

Loss from operations	(185,297)	(445,631)	(788,932)	(1,446,914)

Other income (expense):
Interest income	709,811	1,411,236	1,874,489	1,722,936
Change in fair value of derivative warrant liabilities	(524,470)	352,629	1,226,150	6,274,173
Change in fair value of convertible promissory note	(56,185)	—	360,789	—

Total other income	129,156	1,763,865	3,461,428	7,997,109

Income before provision for income taxes	(56,141)	1,318,234	2,672,496	6,550,195
Provision for income taxes	(645,032)	—	(889,614)	—

Net income (loss)	$(701,173)	$1,318,234	$1,782,882	$6,550,195

Weighted average shares outstanding, Class A Common Stock subject to possible redemption	5,012,592	23,000,000	5,012,592	23,000,000

Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$(0.02)	$0.06	$0.40	$0.24

Weighted average shares outstanding, Class B Common Stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B Common Stock	$(0.10)	$(0.00)	$(0.04)	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	5,750,000	$575	$—	$(13,027,822)	$(13,027,247)
Net income	—	—	—	—	—	—	—	355,796	355,796

Balance as of March 31, 2022	—	$—	—	$—	5,750,000	$575	$—	$(12,672,026)	$(12,671,451)
Net income	—	—	—	—	—	—	—	4,876,165	4,876,165

Balance as of June 30, 2022	—	$—	—	$—	5,750,000	$575	$—	$(7,795,861)	$(7,795,286)
Accretion of Class A common stock to redemption value								(1,722,936)	(1,722,936)
Net income	—	—	—	—	—	—	—	1,318,234	1,318,234

Balance as of September 30, 2022	—	$—	—	$—	5,750,000	$575	$—	$(8,200,563)	$(8,199,988)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	—	$—	5,750,000	$575	$—	$(9,331,936)	$(9,331,361)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	—	—	(1,622,652)	(1,622,652)
Deemed contribution by sponsor	—	—	—	—	—	—	—	227,424	227,424
Net income	—	—	—	—	—	—	—	78,752	78,752

Balance as of March 31, 2023	—	$—	—	$—	5,750,000	$575	$—	$(10,648,412)	$(10,647,837)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	—	—	(182,025)	(182,025)
Deemed contribution by sponsor	—	—	—	—	—	—	—	202,509	202,509
Net income	—	—	—	—	—	—	—	2,405,303	2,405,303

Balance as of June 30, 2023	—	$—	—	$—	5,750,000	$575	$—	$(8,222,625)	$(8,222,050)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	—	—	(415,659)	(415,659)
Net loss	—	—	—	—	—	—	—	(701,173)	(701,173)

Balance as of September 30, 2023	—	$—	—	$—	5,750,000	$575	$—	$(9,339,457)	$(9,338,882)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$1,782,882	$6,550,195
Adjustments to reconcile net income to net cash used in operating activities:
Interest income	(1,874,489)	(1,438,115)
Change in fair value of derivative warrant liability	(1,226,150)	(6,274,173)
Change in fair value of convertible promissory note	(360,789)	—
Changes in operating assets and liabilities:
Prepaid expenses	—	555,385
Accounts payable and accrued expenses	132	56,700
Income tax payable	803,384	—

Net cash used in operating activities	(875,030)	(550,008)

Cash flows from investing activities
Proceeds from Trust Account	229,512	69,409
Purchases of marketable securities in Trust Account	(104,153,634)	(697,613,882)
Sales and maturities of marketable securities in Trust Account	156,663,634	697,329,061
Purchases of mutual funds in Trust Account	(52,860,879)	—

Net cash used in investing activities	(121,367)	(215,412)

Cash flows from financing activities
Proceeds from convertible promissory note	988,402	—
Payment of convertible promissory note	(300,000)	—
Proceeds from related party note payable	350,880	—

Net cash provided by financing activities	1,039,282	—

Net change in cash	42,885	(765,420)
Cash at beginning of period	13,715	1,131,162

Cash at end of period	$56,600	$365,742

Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A common stock to redemption value	$2,220,336	$1,722,936

Deemed contribution from Sponsor	$429,933	$—

Supplemental disclosure of cash flow information:
Income taxes paid	$86,230	$—

See accompanying notes to the unaudited condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Note 1—Organization and Plan of Business Operations
Focus Impact BH3 Acquisition Company (f/k/a/ Crixus BH3 Acquisition Company) (the “Company”) is a blank check company incorporated as a Delaware company on February 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
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
The Company has not yet begun operations and therefore, all activity for the period from February 23, 2021 (date of inception) through September 30, 2023, relates to the Company’s Initial Public Offering and identifying a target for the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income or losses in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of the warrant derivative liability and convertible promissory note.
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
The Company will have until the New Termination Date (as defined below) to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination by the New Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.10 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company to pay its tax obligations and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination on or before the New Termination Date.
Charter Amendments and Early Redemptions; Purchase Agreement; Anchor Transfer Agreements
On December 7, 2022 (following approval by the Company’s stockholders at a special meeting (the “December 2022 Special Meeting”)), the Company effected a charter amendment and an amendment to its Investment Management Trust Agreement with Continental Stock Transfer & Trust Company, the effect of which was to change the Company’s prior termination date from April 7, 2023 to August 7, 2023, subject to extension by the Company’s board of directors for up to six additional thirty-day
periods. In connection therewith, 17,987,408 public shares were tendered for redemption (the “First Redemption”). Immediately after giving effect to the First Redemption, the Company had approximately $51.2 million remaining in the Trust Account.
On October 6, 2023 (following approval by the Company’s stockholders at a special meeting (the “October 2023 Special Meeting”)), the Company effected an amendment to its amended and restated certificate of incorporation, the effect of which was to (i) further extend the period of time by which the Company has to consummate an initial business combination to July 31, 2024 (the “New Termination Date”) (the “Extension”) and (ii) provide for the right of a holder of shares of Class B common stock to convert its shares of Class B common stock into shares of Class A common stock on a one-to-one basis at
any time and from time to time at the election of the holder. In connection therewith, 2,700,563 public shares were tendered for redemption at a price per share of $10.51 (the “Second Redemption”) and the Sponsor converted 3,000,000 of its
 shares of Class B common stock into shares of Class A common stock (the “Conversion”). Immediately after giving effect to the Second Redemption, on October 24, 2023, the Company had approximately $24.6 million remaining in the Trust Account. See “Note 8 – Subsequent Events.”
On September 27, 2023, the Company, the Sponsor and Focus Impact BHAC Sponsor, LLC (the “New Sponsor”) entered into a Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, subject to satisfaction of certain conditions, the New Sponsor (i) has agreed to purchase an aggregate of 3,746,303 shares of Class B common stock from the Sponsor and each of the anchor investors and 4,160,000 private placement warrants from the Sponsor for an aggregate purchase price of $16,288.27 and (ii) will become the sponsor of the Company (together, the “Purchase”). In connection therewith, the Sponsor also entered into anchor transfer agreements with each of its anchor investors, whereby each anchor agreed, subject to the conditions contained therein, when and as directed by the Sponsor, to transfer 2/3 of their shares of Class B common stock for no consideration; provided, however, upon the request of an anchor investor, the Sponsor shall pay to them $0.0043 per share. The Purchase Agreement closed effective as of November 2, 2023. On November 3, 2023, the Company changed its corporate name to “Focus Impact BH3 Acquisition Company”, pursuant to an amendment to its amended and restated certificate of incorporation filed with the Delaware Secretary of State on November 3, 2023.
Class A and Class B Common Stock
As of September 30, 2023 (prior to giving effect to the Second Redemption and Conversion), the Company had 10,762,592 shares of common stock issued and outstanding, consisting of 5,012,592 shares of Class A common stock and 5,750,000 shares of Class B common stock, par value $0.0001 per share and the balance in the Company’s Trust Account was $53.3 million. See “Note 8 – Subsequent Events.
Going Concern
The Company has incurred and expects to continue to incur additional costs in pursuit of its initial Business Combination. The Company has determined that it will not be able to sustain operations for the next twelve months without additional financing. As of September 30, 2023, the Company had approximately $56,600 in its operating bank account available for working capital needs, $53.3 million of cash and investment in liquid securities held in trust, which is not available for working capital needs, and working capital deficit of approximately $2,278,000. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4), a Note Payable to Sponsor (Note 4) in the amount of $300,000 and net borrowings of approximately $988,000 pursuant to the Convertible Promissory Note issued to the Sponsor (Note 4). The Company fully repaid the Note Payable to Sponsor on October 7, 2021. As of September 30, 2023, the Convertible Promissory Note had an outstanding principal amount of approximately $988,000.

On July 31, 2023, the Company issued a
non-interest-bearing
promissory
no
te in the aggregate principal amount of up to $
1,052,644
to the Sponsor. In connection with the promissory note the Company has extended the Termination Date from August 7, 2023 to September 6, 2023, and then from September 6, 2023 to October 6, 2023. Following approval by the Company’s stockholders at the October 2023 Special Meeting, the Company’s amended and restated certificate of incorporation was amended to further extend the period of time by which the Company has to consummate an initial business combination to the New Termination Date. See “Note 8 – Subsequent Events.
Based on the foregoing, our management believes that we will have sufficient working capital to sustain operations for the next twelve months. Subsequent to September 30, 2023, at closing of the Purchase Agreement with New Sponsor on November 2, 2023, the working capital promissory note between the Company and the Sponsor dated November 1, 2022 (in aggregate principal amount of approximately $910,000) and extension promissory note between the Company and the Sponsor dated July 31, 2023 (in aggregate principal amount of $350,881) were terminated and of no further force and effect, resulting in loan forgiveness by the note holder. On November 3, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the New Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party, pursuant to which Polar agreed to make certain capital contributions to the Company of up to
$1,200,000
(the “Capital Contribution”) from time to time, at the request of the Company, subject to the terms and conditions of the Subscription Agreement, to the Company. Based on the cash available from the Subscription Agreement, we believe that we have alleviated the substantial doubt about our ability to continue as a going concern, and we will have sufficient working capital to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating and consummating the Business Combination.
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
for the period ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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
Cash and Cash Equivalents
As of September 30, 2023 and December 31, 2022, the Company had $56,600 and $13,715, respectively, in cash outside of the Trust Account available for working capital needs. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.
Cash, Marketable Securities and Equity Securities Held in Trust Account
The Company had $51.3
million held within a trust account in cash, cash equivalents, and marketable securities as of December 31, 2022, none of which was available for working capital needs. Substantially all of the assets held in the Trust Account are held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as held-to-maturity securities. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method, at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest income in the accompanying unaudited condensed statements of operations. The Company estimated the expected credit loss for each security in its portfolio using the probability-of-default method. The Company concluded there were no expected losses as of December 31, 2022. During August 2023, the Company moved all the trust investments to a mutual fund that invests in cash, U.S. Treasury bills, notes, and other obligations with a dollar-weighted average maturity of 60 days or less. The mutual fund is considered a cash equivalent as the weighted average maturity is less than 90 days, the Company has the ability to redeem the fund’s shares on a daily basis, and the fund’s investment attributes are consistent with the investment attributes of an SEC registered money market fund. The estimated fair values of the mutual fund held in the Trust Account are determined using available market information. As of September 30, 2023, the equity securities in mutual funds held totaled
$53.3 million.
September 30, 2023

Investment in securities held in Trust Account, at fair value	Cost basis	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value (level 1)
Mutual funds	$53,335,870	$—	$—	$53,335,870
December 31, 2022

Held-to-maturity securities, at amortized cost:	Amortized cost basis	Gross unrecognized holding gains	Gross unrecognized holding losses	Fair value (level 2)
U.S. Treasury securities	$51,340,014	$—	$(3,293)	$51,336,721

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
” (“
Topic 480
”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features include certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 5,012,592 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets.
All of the 23,000,000
shares of Class A common stock sold as part of the Units in the Initial Public Offering
(5,012,592
of which remained outstanding after giving effect to the First Redemption and 2,312,029 of which remained outstanding (excluding the 3,000,000 converted shares of Class B common stock) after the Second Redemption) contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC paragraph 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of Topic 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit. For the nine months ended September 30, 2023 and September 30, 2022, approximately
$2,220,000 and $1,723,000
of accretion was recorded on Class A common stock, respectively.
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
Topic 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
As of September 30, 2023 and December 31, 2022, the Company had income tax liabilities of approximately
$890,000 and
$
86,000,
respectively. The provision for income taxes resulted in an expense of approximately
$890,000 and nil
for the nine months ended September 30, 2023 and 2022, respectively. The provision for income taxes resulted in an expense of approximately
$
645,000

and nil for the three months ended September 30, 2023 and 2022, respectively.
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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the three months ended September 30,
	2023	2022
Net income (loss), as reported	$(701,173)	$1,318,234
Reconciliation items:
Deemed dividend to Class A stockholders	(415,659)	(1,411,236)

Allocation of net loss, as adjusted	$(1,116,832)	$(93,002)

	For the nine months ended September 30,
	2023	2022
Net income, as reported	$1,782,882	$6,550,195
Reconciliation items:
Deemed dividend to Class A stockholders	(2,220,336)	(1,722,936)

Allocation of net income (loss), as adjusted	$(437,454)	$4,827,259

	For the three months ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss attributable to common stockholders, as adjusted	$(520,156)	$(596,676)	$(74,402)	$(18,600)
Allocation of accretion of temporary equity to Class A shares	415,659	—	1,411,236	—

Allocation of net income (loss)	$(104,497)	$(596,676)	$1,336,834	$(18,600)

Denominator:
Weighted average common stock outstanding, basic and diluted	5,012,592	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per common share	$(0.02)	$(0.10)	$0.06	$(0.00)

	For the nine months ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) attributable to common stockholders, as adjusted	$(203,741)	$(233,713)	$3,861,807	$965,452
Allocation of accretion of temporary equity to Class A shares	2,220,336	—	1,722,936	—

Allocation of net income (loss)	$2,016,595	$(233,713)	$5,584,743	$965,452

Denominator:
Weighted average common stock outstanding, basic and diluted	5,012,592	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per common share	$0.40	$(0.04)	$0.24	$0.17

As of September 30, 2023 and 2022, the promissory notes convertible into warrants at a price of $1.50 per warrant and outstanding warrants to purchase 17,896,782 shares of Class A common stock were excluded from the computation of diluted net income per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. As a result, basic and diluted income per share is the same for the periods presented.
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
Note 4—Related Party Transactions
Founder Shares
Prior to the Initial Public Offering, our Sponsor and directors (the “Initial Stockholders”) purchased an aggregate of 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock,” “Class B Shares” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. Prior to the initial investment in the Company of $25,000 by our initial stockholders, the Company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of founder shares issued. Our initial stockholders (including our anchor investors) collectively owned 20% of the outstanding shares of common stock following the Initial Public Offering. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. The underwriters exercised their over-allotment option in full on October 6, 2021; thus, the 750,000 founder shares are no longer subject to forfeiture. Certified qualified institutional buyers or institutional accredited investors, as defined in Rule 144A and Regulation D, respectively, under the Securities Act, which are not affiliated with us, our sponsor, our directors or any member of our management and that purchased an aggregate of approximately 22,980,000 units in our initial public offering at the public offering price (“herein referred to as “anchor investor”) purchased the number of units for which it had provided an indication of interest (not to exceed 9.9% of the units sold in the Initial Public Offering). In consideration of these purchases, the Sponsor entered into an investment agreement with each of the anchor investors pursuant to which the Sponsor sold 1,450,758 founder shares in the aggregate, at their original purchase price of approximately $0.004 per share.

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
Convertible Promissory Note
In order to finance transaction costs in connection with the Business Combination, on November 1, 2022 the Sponsor executed an unsecured convertible promissory note and agreed to loan the Company up to $1.5 million as may be required, the terms of which consist of no interest accrual and a maturity date commensurate with the date the Business Combination has been consummated (“Working Capital Loans”). In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. During the nine months ended September 30, 2023, a total of $1.0 million was drawn by the Company and $0.3 million was repaid. During the nine months ended September 30, 2023, $0.7 million of net draws occurred on the convertible promissory note with a fair value of $0.3 million, with the difference of $0.4 million recorded as a deemed contribution from the Sponsor. For the nine months ended September 30, 2023, the Company recorded a $0.4 million gain on change in fair value of the convertible promissory note. Effective as of November 2, 2023, in connection with the closing of the transactions contemplated by the Purchase Agreement, the convertible promissory note was forgiven by the note holder.

Notes Payable to Sponsor
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
On July 31, 2023, the Company issued a
non-interest
bearing promissory note in the aggregate principal amount of up to $1,052,644 to the Sponsor. In connection therewith, the Company initially extended the Termination Date from August 7, 2023 to September 6, 2023, and subsequently further extended the Termination Date from September 6, 2023 to October 6, 2023. Following approval by the Company’s stockholders at the October 2023 Special Meeting, the Company’s amended and restated certificate of incorporation was amended to further extend the period of time by which the Company has to consummate an initial business combination to the New Termination Date. As of September 30, 2023,

the
principal balance outstanding was $350,881.44. Effective as of November 2, 2023, in connection with the closing of the transactions contemplated by the Purchase Agreement, the Promissory Note was terminated.
Administrative Services Agreement
The Company entered into an agreement whereby, commencing on October 7, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company has agreed to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. The Company records the administrative services agreement costs within formation and operating costs on the unaudited condensed statements of operations. For the nine months ended September 30, 2023 and 2022, the Company incurred and paid $45,000 and $135,000, respectively. For the three months ended September 30, 2023 and 2022, the Company incurred and paid nil and $45,000, respectively. On August 8, 2023, (i) the Company and the Sponsor agreed to terminate the Administrative Services Agreement dated October 4, 2021, with effect from and as of March 31, 2023 and (ii) the Sponsor agreed to waive any and all amounts due and owing by the Company after March 31, 2023.
Note 5—Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
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

At September 30, 2023 and December 31, 2022, there were 5,012,592 Class A Shares issued and outstanding, respectively, of which 6,419 Units and 3,482,975 Units, respectively, remain intact (each consisting of 1 share of Class A common stock and 1/2 of a public warrant). At September 30, 2023 and December 31, 2022, there were 5,750,000 Class B Shares issued and outstanding.

The redemption value for Class A Shares reflected on the unaudited condensed balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Offering costs allocated to Public Shares	25,455,164
Plus:
Accretion on common stock to redemption value	(25,455,164)

Class A Shares subject to possible redemption as of December 31, 2021	230,000,000
Redemption of Class A Shares	(183,844,056)
Increase in redemption value	3,969,976

Class A Shares subject to possible redemption as of December 31, 2022	50,125,920
Increase in redemption value	1,622,652

Class A Shares subject to possible redemption as of March 31, 2023	51,748,572
Increase in redemption value	182,025

Class A Shares subject to possible redemption as of June 30, 2023	51,930,597
Increase in redemption value	415,659

Class A Shares subject to possible redemption as of September 30, 2023	$52,346,256

Warrants
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided
in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current Offering prospectus relating thereto is available, and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. At September 30, 2023 and December 31, 2022, there were 11,496,782 whole Public Warrants and 6,400,000 Private Placement Warrants outstanding.
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

	Level	September 30, 2023	December 31, 2022
Assets:
Cash	1	$56,600	$13,715
Mutual funds	1	$53,335,870	$—
Liabilities:
Public Warrants (1,2)	1	$576,150	$1,363,900
Private Placement Warrants (1)	3	$320,640	$759,040
Convertible Promissory Notes	3	$197,680	$300,000

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

Warrant Liability
The Company established the initial fair value for the Warrants on October 7, 2021, the date of the Company’s Initial Public Offering, using a Black- Scholes Option Pricing Method (“BSM”) for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant), and (ii) the sale of Private Placement Units, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption based on their relative fair values at the initial measurement date. Both the Private Placement Warrants and Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of September 30, 2023 and December 31, 2022, the Public Warrants are classified as Level 1 in the fair value hierarchy and are valued at the publicly traded price. The Private Placement Warrants have substantially the same terms as the Public Warrants and the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. With the decline in volatilities, there is de minimis benefit to private warrants with exemption from make whole redemptions. The implication is that private warrants should be priced the same as public warrants. Accordingly, the Private Placement Warrants are valued at the Public Warrant price, however the Private Placement Warrants are classified as Level 3 financial instruments.

At September 30, 2023, the fair value was determined to be $0.05 per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of $0.3 million and $0.6 million, respectively. At December 31, 2022, the fair value was determined to be $0.12 per warrant for each of the Private Placement Warrants and Public Warrants, which corresponded with aggregate values of $0.8 million and $1.4 million, respectively. The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities
Initial measurement on October 7, 2021	$8,640,000	$14,720,000	$23,360,000
Change in fair value	(5,425,077)	(8,975,750)	(14,400,827)

Fair value as of December 31, 2021	3,214,923	5,744,250	8,959,173
Change in fair value	(2,455,883)	(4,380,350)	(6,836,233)

Fair value as of December 31, 2022	759,040	1,363,900	2,122,940
Change in fair value	72,960	131,100	204,060

Fair value as of March 31, 2023	832,000	1,495,000	2,327,000
Change in fair value	(698,880)	(1,255,800)	(1,954,680)

Fair value as of June 30, 2023	133,120	239,200	372,320
Change in fair value	187,520	336,950	524,470

Fair value as of September 30, 2023	$320,640	$576,150	$896,790

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

Input	Input Values as of September 30, 2023
Private Warrant Value per Share	$0.05
Probability of successful business combination	20.0%
Value per conversion warrant in business combination scenario	$0.25
Conversion price per warrant	$1.50
The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Fair value as of December 31, 2022	$300,000
Proceeds received through Convertible Promissory Note	707,491
Payments on Convertible Promissory Note	(300,000)
Deemed Contribution by Sponsor	(227,424)
Change in fair value	(173,700)

Fair value as of March 31, 2023	306,367
Proceeds received through Convertible Promissory Note	202,509
Deemed Contribution by Sponsor	(202,509)
Change in fair value	(243,274)

Fair value as of June 30, 2023	63,093
Proceeds received through Convertible Promissory Note	78,402
Change in fair value	56,185

Fair value as of September 30, 2023	$197,680

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during period ended September 30, 2023 for the Convertible Promissory Note.

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
Underwriters Agreement
The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4.6 million. In addition, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $8.1 million. The deferred commission was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement. Effective as of November 2, 2023, the underwriters agreed to waive the deferred underwriting fee.
Note 8—Subsequent Events
As of October 6, 2023, the Sponsor and the New Sponsor entered into
Non-Redemption
Agreements on substantially the same terms with certain stockholders of the Company, pursuant to which such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,946,794
Non-Redeemed
Shares in connection with the October 2023 Special Meeting. In exchange for the foregoing commitments not to redeem such shares of Class A common stock, the New Sponsor agreed to transfer an aggregate of 389,359 shares of Common Stock held by the New Sponsor to such stockholders immediately following consummation of an initial business combination if they continued to hold such
Non-Redeemed
Shares through the October 2023 Special Meeting. On October 6, 2023, following approval by the Company’s stockholders at the October 2023 Special Meeting, the Company effected an amendment to its amended and restated certificate of incorporation, the effect of which was to (i) further extend the period of time by which the Company has to consummate an initial business combination to the New Termination Date and (ii) provide for the right of a holder of shares of Class B common stock to convert its shares of Class B common stock into shares of Class A common stock on a one-to-one basis at
any time and from time to time at the election of the holder. In connection therewith, 2,700,563 public shares were tendered for redemption and the Sponsor converted 3,000,000 of its
 shares of Class B common stock into shares of Class A common stock. Upon conversion of Class B common stock to Class A common stock, such Class A common stock will not be entitled to receive funds from the trust account through redemptions or otherwise and will remain subject to the existing transfer restrictions. Immediately after giving effect to the Second Redemption and the Conversion, on October 24, 2023, the Company had approximately $24.6 million remaining in the Trust Account, and 5,312,029 shares of Class A common stock
(including the 3,000,000 converted shares of Class B common stock)
and 2,750,000 shares of Class B Common Stock outstanding.
In connection with the closing of the transactions contemplated by the Purchase Agreement, the New Sponsor (i) purchased an aggregate of 3,746,303 shares of Class A common stock, par value $0.0001 per share and Class B common stock, par value $0.0001 per share, from the Sponsor and certain other shareholders of the Company and 4,160,000 private placement warrants from the Sponsor for an aggregate purchase price of $16,288.27 and (ii) became the sponsor of the Company (together, the “Purchase”). The Purchase closed as of November 2, 2023. In connection with the closing of the Purchase, the New Sponsor, among other things, joined as a party to (i) the Letter Agreement, dated October 4, 2021, by and between the Company and the Sponsor (the “Letter Agreement,”) and (ii) the Registration and Stockholder Rights Agreement, dated October 4, 2021, among the Company, the Sponsor and certain security holders party thereto.
On November 3, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the New Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party, pursuant to which Polar agreed to make certain capital contributions to the Company of up to $1,200,000 (the “Capital Contribution”) from time to time, at the request of the Company, subject to the terms and conditions of the Subscription Agreement, to the Company. Pursuant to the Subscription Agreement, the Capital Contribution shall be repaid to Polar by the Company within five (5) business days of the Company closing an initial business combination (the “Closing”). Polar may elect to receive such repayment (i) in cash or (ii) in shares of common stock of the surviving entity in such initial business combination (the “Surviving Entity”) at a rate of one share of common stock for each ten dollars ($10.00) of the Capital Contribution that is funded. Additionally, in consideration of the Capital Contribution, at the Closing, the Surviving Entity will issue to Polar one share of common stock for each dollar of Capital Contribution that is funded prior to the Closing.

On November 3, 2023, the Company changed its corporate name to “Focus Impact BH3 Acquisition Company”, pursuant to an amendment to its amended and restated certificate of incorporation (the “Amendment”) filed with the Delaware Secretary of State onNovember 3, 2023 (the “Name Change”). Pursuant to Delaware law, a stockholder vote was not necessary to effectuate the Name Change and it does not affect the rights of the Company’s stockholders.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date of September 30, 2023 through the date that these unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

23

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Focus Impact BH3 Acquisition Company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

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

On December 7, 2022 (following approval by our stockholders at the December 2022 Special Meeting), we effected the charter amendment and the trust amendment, the effect of which was to change our termination date from April 7, 2023 to August 7, 2023, unless further extended in accordance with our amended and restated certificate of incorporation by our sponsor (or its affiliates or designees) providing to us the requisite notice and the deposit amount. In connection with the charter amendment, 17,987,408 public shares were tendered for redemption. After giving effect to the early redemptions, we had approximately $51.2 million remaining in the trust account.

Pursuant to the amended and restated certificate of incorporation (as in effect prior to the amendment effected following the October 2023 Special Meeting), the Sponsor twice extended the date by which we must consummate an initial business combination to October 6, 2023, by depositing into the Trust Account two additional deposit amounts of $175,440 ($0.035 per outstanding share of the Company’s 5,012,592 Offering Shares) (thereby increasing the aggregate principal amount of the Extension Promissory Note (as defined below) to $350,881).

On September 10, 2023, the Company received a notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq indicating that the Company was no longer in compliance with Nasdaq Listing Rule 5450(a)(2), which requires a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Public Holders Rule”). The Notice stated that the Company had 45 calendar days from the date of the Notice to submit a plan to regain compliance with the Minimum Public Holders Rule. On November 12, 2023, Nasdaq notified the Company that it had determined to grant the Company an extension of time to regain compliance with the Minimum Public Holders Rule.

On September 27, 2023, the Company, the Sponsor and Focus Impact BHAC Sponsor, LLC (the “New Sponsor”) entered into a Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, subject to satisfaction of certain conditions, the New Sponsor (i) has agreed to purchase an aggregate of 3,746,303 shares of Class B common stock from the Sponsor and each of the anchor investors and 4,160,000 private placement warrants from the Sponsor for an aggregate purchase price of $16,288.27 and (ii) will become the sponsor of the Company (together, the “Purchase”). In connection therewith, the Sponsor also entered into anchor transfer agreements with each of its anchor investors, whereby each anchor agreed, subject to the conditions contained therein, when and as directed by the Sponsor, to transfer 2/3 of their shares of Class B common stock for no consideration; provided, however, upon the request of an anchor investor, the Sponsor shall pay to them $0.0043 per share. The Purchase Agreement closed effective as of November 2, 2023. On November 3, 2023, the Company changed its corporate name to “Focus Impact BH3 Acquisition Company”, pursuant to an amendment to its amended and restated certificate of incorporation filed with the Delaware Secretary of State on November 3, 2023. See “Note 8 – Subsequent Events.”

As of October 6, 2023, the Sponsor and the New Sponsor entered into Non-Redemption Agreements on substantially the same terms with certain stockholders of the Company, pursuant to which such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,946,794 Non-Redeemed Shares in connection with the October 2023 Special Meeting. In exchange for the foregoing commitments not to redeem such shares of Class A common stock, the New Sponsor agreed to transfer an aggregate of 389,359 shares of Common Stock held by the New Sponsor to such stockholders immediately following consummation of an initial business combination if they continued to hold such Non-Redeemed Shares through the October 2023 Special Meeting. On October 6, 2023 (following approval by the Company’s stockholders at a special meeting (the “October 2023 Special Meeting”)), the Company effected an amendment to its amended and restated certificate of incorporation, the effect of which was to (i) further extend the period of time by which the Company has to consummate an initial business combination to July 31, 2024 (the “New Termination Date”) (the “Extension”) and (ii) provide for the right of a holder of shares of Class B common stock to convert its shares of Class B common stock into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder. In connection therewith, 2,700,563 public shares were tendered for redemption (the “Second Redemption”) and the Sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock (the “Conversion”). Immediately after giving effect to the Second Redemption, the Company had approximately $24.6 million remaining in the Trust Account. See “Note 8 – Subsequent Events.”

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

For the three months ended September 30, 2023, we had net loss of approximately $0.7 million, which consisted of loss of $56,185 from change in fair valuation of convertible promissory note, loss of $0.5 million from change in fair valuation of derivative warrant liabilities, and $0.2 million in general and administrative expenses and an additional $0.6 million in provision for income taxes, and offset by interest income of $0.7 million.

For the nine months ended September 30, 2023, we had net income of approximately $1.8 million, which consisted of interest income of $1.9 million, gain of $0.4 million from change in fair valuation of convertible promissory note, and gain of $1.2 million from change in fair valuation of derivative warrant liabilities, offset by $0.8 million in general and administrative expenses and an additional $0.9 million in provision for income taxes.

For the three months ended September 30, 2022, we had net income of approximately $1.3 million, which consisted of interest income of $1.4 million and gain of $0.4 million from change in fair valuation of derivative warrant liabilities, offset by $0.4 million in general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $6.6 million, which consisted of interest income of $1.7 million and gain of $6.3 million from change in fair valuation of derivative warrant liabilities, offset by $1.4 million in general and administrative expenses.

Liquidity and Capital Resources

Sources of Liquidity

Our liquidity needs from the period of February 23, 2021 (date of inception) through October 7, 2021 (date of the initial public offering) had been satisfied through the cash receipt of $25,000 from our initial stockholders to purchase the Founder Shares, and a loan of $300,000 pursuant to a note issued to our Sponsor (the “Note”). The Note balance was paid in full as of the date of the initial public offering. Subsequent to the consummation of the initial public offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or its affiliates may, but are not obligated to, continue providing us with working capital loans (“Working Capital Loans”). As of September 30, 2023, Working Capital Loans outstanding principal amounted to $0.9 million.

As of September 30, 2023, the Company had approximately $56,600 in cash outside of the trust account available for working capital needs and $53.3 million of cash and investment in liquid securities held in trust, which is not available for working capital needs.

Based on the foregoing, our management believes that we will have sufficient working capital to sustain operations for the next twelve months. Subsequent to September 30, 2023, at closing of the Purchase Agreement with New Sponsor on November 2, 2023, the working capital promissory note between the Company and the Sponsor dated November 1, 2022 (in aggregate principal amount of approximately $910,000) and extension promissory note between the Company and the Sponsor dated July 31, 2023 (in aggregate principal amount of $350,881) were terminated and of no further force and effect. On November 3, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the New Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party, pursuant to which Polar agreed to make certain capital contributions to the Company of up to $1,200,000 (the “Capital Contribution”) from time to time, at the request of the Company, subject to the terms and conditions of the Subscription Agreement, to the Company. Based on the cash available from the Subscription Agreement, we believe that we have alleviated the substantial doubt about our ability to continue as a going concern, and we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating and consummating the Business Combination.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. During the nine months ended September 30, 2023, a total of $1.0 million was drawn by the Company and $0.3 million was paid. For the nine months ended September 30, 2023, the Company recorded $0.4 million gain on change in fair value of convertible promissory note. The unsecured convertible promissory note has an outstanding balance of $0.9 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively.

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

On July 31, 2023, pursuant to and in accordance with the Company’s amended and restated certificate of incorporation, as amended and then in effect, the Sponsor provided the Company with a 30-day extension notice relating to the date by which the Company must complete an initial business combination. In connection therewith, (i) the Sponsor deposited into the Trust Account an amount of $175,440 (such amount, a “Deposit Amount”), which will be used to fund the redemption of shares of Class A common stock, (ii) the Company extended the new termination date from August 7, 2023 to September 6, 2023 and (iii) the Company executed and delivered to the Sponsor a non-interest bearing, unsecured promissory note (the “Extension Promissory Note”) initially equal to the Deposit Amount (which amount will be increased by additional Deposit Amounts in connection with any subsequent 30 day extensions, up to a maximum of $1,052,644). The Sponsor further extended the termination date to October 6, 2023 by providing a further extension notice to the Company and depositing an additional Deposit Amount into the Trust Account, thereby increasing the aggregate principal amount of the Extension Promissory Note to $350,881. The Extension Promissory Note provides that it shall not be repaid by the Company in the event that the Company is unable to complete an initial business combination unless there are funds of the Company available outside of the Trust Account to do so. In connection with the closing of the Purchase, the Extension Promissory Note was cancelled.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, paid upon the closing of the initial public offering and Over-Allotment. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In connection with the closing of the Purchase, the underwriters waived their entitlement to the deferred fee.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 5,012,592 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets, respectively. See “Note 8 – Subsequent Events.

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the three months ended September 30,
	2023	2022
Net income (loss), as reported	$(701,173)	$1,318,234
Reconciliation items:
Deemed dividend to Class A stockholders	(415,659)	(1,411,236)

Allocation of net loss, as adjusted	$(1,116,832)	$(93,002)

	For the nine months ended September 30,
	2023	2022
Net income, as reported	$1,782,882	$6,550,195
Reconciliation items:
Deemed dividend to Class A stockholders	(2,220,336)	(1,722,936)

Allocation of net income (loss), as adjusted	$(437,454)	$4,827,259

	For the three months ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss attributable to common stockholders, as adjusted	$(356,736)	$(409,216)	$(74,402)	$(18,600)
Allocation of accretion of temporary equity to Class A shares	415,659	—	1,411,236	—

Allocation of net income (loss)	$(104,497)	$(596,676)	$1,336,834	$(18,600)

Denominator:
Weighted average common stock outstanding, basic and diluted	5,012,592	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per common share	$(0.02)	$(0.10)	$0.06	$(0.00)

	For the nine months ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) attributable to common stockholders, as adjusted	$(203,741)	$(233,713)	$3,861,807	$965,452
Allocation of accretion of temporary equity to Class A shares	2,220,336	—	1,722,936	—

Allocation of net income (loss)	$2,016,595	$(233,713)	$5,584,743	$965,452

Denominator:
Weighted average common stock outstanding, basic and diluted	5,012,592	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per common share	$0.43	$(0.01)	$0.24	$0.17

As of September 30, 2023 and 2022, the promissory notes convertible into warrants at a price of $1.50 per warrant and outstanding warrants to purchase 17,896,782 shares of Class A common stock were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. As a result, basic and diluted income (loss) per share is the same for the periods presented.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our then Co-Chief Executive Officers, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our then Co-Chief Executive Officers and then Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our then Co-Chief Executive Officers and then Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1(1)	Amendment to the Amended and Restated Certificate of Incorporation of Focus Impact BH3 Acquisition Company dated November 8, 2023.

3.2(2)	Amendment to the Amended and Restated Certificate of Incorporation of Focus Impact BH3 Acquisition Company dated October 6, 2023.

10.1(3)	Termination of Administrative Services Agreement, dated August 8, 2023, between the Company and the Sponsor

10.2(3)	Promissory Note, dated July 31, 2023, issued to Focus Impact BH3 Acquisition Company

10.3(4)***	Purchase Agreement, dated September 27, 2023, by and among Focus Impact BH3 Acquisition Company, Crixus BH3 Sponsor LLC and Focus Impact BHAC Sponsor, LLC.

10.4(4)	Form of Anchor Transfer Agreement

10.5(4)	Form of Non-Redemption Agreement.

10.6(1)	Subscription Agreement, dated November 2, 2023, by and among Crixus BH3 Acquisition Company, Focus Impact BHAC Sponsor, LLC and Polar Multi-Strategy Master Fund.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officers) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

***

Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K, Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 8, 2023 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 6, 2023 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 2, 2023 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 28, 2023 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 3, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of November, 2023.

FOCUS IMPACT BH3 ACQUISITION COMPANY

By:	/s/ Carl Stanton
Name:	Carl Stanton
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ernest Lyles
Name:	Ernest Lyles
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)