Form 10-K
period 2023-12-31
Focus Impact BH3 Acquisition Co
filed 2024-04-23
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
(Zip Code)
(212) 213-0243
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock and one-half of one Redeemable Warrant	BHACU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 par value per share	BHAC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BHACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023, based upon the closing price of $10.36 of the Registrant’s shares of Class A common stock as reported on the Nasdaq Stock Market LLC, was approximately $51.9 million.  For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 23, 2024, there were 5,312,029 shares of Class A common stock, par value $0.0001 per share, and 2,739,916 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PART I

CERTAIN TERMS

Unless otherwise stated in this annual report on Form 10-K (the “Annual Report”) or unless the context otherwise requires, references to:

•
“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the company in effect on the date hereof (which gives effect to the first charter amendment, the second charter amendment and the founder share amendment);

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

•
“first charter amendment” are to the certificate of amendment filed by us on December 7, 2022 amending our then in effect amended and restated certificate of incorporation that, among other things, extended the initial period of time by which we have to consummate our initial business combination to August 7, 2023;

•	“first early redemptions” are to the redemption of 17,987,408 public shares by certain public stockholders in December 2022, in connection with the first charter amendment;

•
“first special meeting” are to our special meeting in lieu of annual meeting of stockholders held on December 7, 2022 at which our holders of common stock approved, among other things, the charter amendment and the trust amendment;

•
“founder share amendment” are to the certificate of amendment filed by us on October 6, 2023 amending our then in effect amended and restated certificate of incorporation that, among other things, provided for the right of a holder of shares of Class B common stock to convert its shares of Class B common stock into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder;

•	“former sponsor” are to Crixus BH3 Sponsor LLC, a Delaware limited liability company;

•
“founder shares” are to the shares of our Class B common stock initially purchased by our former sponsor and directors in a private placement prior to our initial public offering (a portion of which were sold to our anchor investors on the date of our initial public offering and a portion of which were sold to our sponsor on November 2, 2023), and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination or earlier at the election of the holder (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

•	“initial public offering” are to our initial public offering consummated on October 7, 2021;

•
“initial stockholders” are to the sponsor, the former sponsor, and where the context so requires, includes our anchor investors to the extent that they purchased founder shares from our former sponsor on or about the date of our initial public offering;

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

•	“new termination date” are to July 31, 2024;

•
“second charter amendment” are to the certificate of amendment filed by us on October 6, 2023 amending our then in effect amended and restated certificate of incorporation that, among other things, extended the initial period of time by which we have to consummate our initial business combination to the new termination date;

•	“second early redemptions” are to the redemption of 2,700,563 public shares by certain public stockholders in October 2023 in connection with the second charter amendment;

•
“second special meeting” are to our special meeting of stockholders held on October 6, 2023 at which our holders of common stock approved, among other things, the second charter amendment and the founder share amendment;

•	“sponsor” are to Focus Impact BHAC Sponsor, LLC, a Delaware limited liability company;

•	“team” or our “sponsor team” are to our management team and our independent directors;

•	“trust account” are to the trust account established in connection with our initial public offering;

•
“trust amendment” are to the amendment dated December 7, 2022 to the Investment Management Trust Agreement, dated as of October 4, 2021 between us and Continental pursuant to which Continental must commence liquidation if a letter of termination under the trust agreement is not received by Continental prior to the new termination date;

•	“warrants” are to the public warrants and the private placement warrants; and

•	“we,” “us,” “our,” “Company” or “our company” are to Focus Impact BH3 Acquisition Company (f/k/a Crixus BH3 Acquisition Company), a Delaware corporation.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination with XCF (as defined below);

•	our expectations around the performance of XCF or any other prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our sponsor team to generate a number of potential investment opportunities;

•	our estimated pro rata redemption price per share of Class A common stock;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our initial public offering; and

•	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC.

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

Overview

We are a blank check company incorporated on February 23, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.  We were initially incorporated under the name BH3 Acquisition Corp., subsequently changed our name to Crixus BH3 Acquisition Company on July 21, 2021 and subsequently changed our name to Focus Impact BH3 Acquisition Company on November 3, 2023.  We intend to effectuate our initial business combination (the “Business Combination”) using cash from the proceeds of the initial public offering and the private placement of the private placement warrants (after giving effect to the early redemptions effected in connection with our first special meeting and second special meeting), our capital stock, debt or a combination of cash, stock and debt.

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

Simultaneously with the closing of the initial public offering on October 7, 2021, we consummated the sale in a private placement (the “Private Placement”) of an aggregate of 6,400,000 private placement warrants at a price of $1.50 per private placement warrant to our former sponsor, generating proceeds of $9,600,000.

Our initial stockholders (including the sponsor, the former sponsor and our anchor investors) currently hold 5,739,916 founder shares.  The founder shares that have not been previously converted into shares of Class A common stock will automatically convert into shares of our Class A common stock upon the completion of our initial business combination or earlier at the option of the holder thereof.  Prior to our initial business combination, only holders of founder shares will be entitled to vote on the election of directors.

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

On December 7, 2022 (following approval by our stockholders at the first special meeting), we effected the first charter amendment and the trust amendment, the effect of which was to change our termination date from April 7, 2023 to August 7, 2023 (as further extended to October 6, 2023 by the former sponsor providing us with the requisite notice and the deposit amount).  In connection with the first charter amendment, 17,987,408 public shares were tendered for redemption.  After giving effect to the first early redemptions, we had approximately $51.2 million remaining in the trust account.

On October 6, 2023 (following approval by our stockholders at the second special meeting), we effected the second charter amendment and the founder share amendment, the effect of which was to change our termination date to the new termination date of July 31, 2024.  In connection with the second charter amendment, 2,700,563 public shares were tendered for redemption. After giving effect to the second early redemptions, we had approximately $24.3 million remaining in the trust account.

On October 6, 2023, in connection with the second special meeting and the adoption of the founder share amendment, the former sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock. Such converted shares of Class A common stock are not entitled to receive funds from the trust account through redemptions or otherwise and remain subject to the existing transfer restrictions.

Our Sponsor

On September 27, 2023, the company, the former sponsor and the sponsor entered into a Purchase Agreement (the “Purchase Agreement”). In connection with the closing of the transactions contemplated by the Purchase Agreement, the sponsor (i)  purchased an aggregate of 3,746,303 shares of Class B common stock from the former sponsor and each of the anchor investors and 4,160,000 private placement warrants from the former sponsor for an aggregate purchase price of $16,288.27 and (ii)  became the sponsor of the company. In connection therewith, the former sponsor also entered into anchor transfer agreements with each of its anchor investors, whereby each anchor agreed, subject to the conditions contained therein, when and as directed by the former sponsor, to transfer 2/3 of their shares of Class B common stock for no consideration; provided, however, upon the request of an anchor investor, the former sponsor shall pay to them $0.0043 per share. The Purchase Agreement closed effective as of November 2, 2023.

Our sponsor was founded by affiliates of Focus Impact Partners, LLC, who also serve as officers and directors of Focus Impact Acquisition Corp. (Nasdaq: FIAC) that entered into a business combination agreement with DevvStream Holdings Inc., a company existing under the Laws of the Province of British Columbia, on September 12, 2023.

Our Team

The management team consists of Carl Stanton (Chief Executive Officer and Director), Ernest Lyles (Chief Financial Officer and Director) and Wray Thorn (Chief Investment Officer and Director).  Our board of directors includes Troy Carter, Dia Simms, Eric Edidin and Daniel Lebensohn.

Our team is comprised of professionals with experience in investment banking, operational management, technology, marketing, corporate governance, leadership development, and other areas of potential value to our company and our target business. We are all aligned with regard to the value of Social-Forward Companies.  We intend to leverage our team’s expertise and networks to both identify a range of potential target businesses and create stockholder value in the initial business combination.

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

Proposed Business Combination

On March 11, 2024, the company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Focus Impact BH3 Newco, Inc., a Delaware corporation and wholly owned subsidiary of the company (“NewCo”), Focus Impact BH3 Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of NewCo (“Merger Sub 1”), Focus Impact BH3 Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of NewCo (“Merger Sub 2”), and XCF Global Capital, Inc., a Nevada corporation (“XCF”). Pursuant to the Business Combination Agreement, and subject to the terms and conditions contained therein, the business combination will be effected in two steps: (a) the company will merge with and into Merger Sub 1 (the “NewCo Merger”), with Merger Sub 1 being the surviving entity of the NewCo Merger as a wholly owned subsidiary of NewCo; and (b) immediately following the NewCo Merger, Merger Sub 2 will merge with and into XCF (the “Company Merger” and, together with the NewCo Merger and all other transactions contemplated by the Business Combination Agreement, the “XCF Business Combination”), with XCF being the surviving corporation of the Company Merger as a wholly owned subsidiary of NewCo. As a result of the XCF Business Combination, NewCo will become a new publicly-traded company.

The Business Combination; Consideration

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i)          the company will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity of the NewCo Merger as a direct wholly owned subsidiary of NewCo, and (x) each share of the company’s Class A common stock, par value $0.0001 per share outstanding immediately prior to the effectiveness of the NewCo Merger will be converted into the right to receive one share of NewCo’s Class A common stock, par value $0.0001 per share (“NewCo Common Stock”), (y) each share of the company’s Class B common stock, par value $0.0001 per share, outstanding immediately prior to the effectiveness of the NewCo Merger will be converted into the right to receive one share of NewCo Common Stock, and (z) each warrant of the company outstanding immediately prior to the effectiveness of the NewCo Merger will be converted into the right to receive one warrant of NewCo (the “NewCo Warrants”), with NewCo assuming the company’s rights and obligations under the existing warrant agreement; and

(ii)          immediately following the NewCo Merger, Merger Sub 2 will merge with and into XCF, with XCF being the surviving corporation of the Company Merger as a direct wholly owned subsidiary of NewCo, and each share of common stock of XCF outstanding immediately prior to the effectiveness of the Company Merger will be converted into the right to receive shares of NewCo Common Stock determined in accordance with the Business Combination Agreement based on a pre-money equity value of XCF of $1,750,000,000, subject to adjustments for net debt and transaction expenses, and a price of $10.00 per share of NewCo Common Stock.

Conditions to Closing

The Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) approval of the Business Combination and related agreements and transactions by the company’s stockholders and the XCF stockholders, (b) effectiveness of the proxy / registration statement on Form S-4 (the “Registration Statement”) to be filed by the company and NewCo in connection with the Business Combination, (c) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (d) receipt of approval for listing on the New York Stock Exchange (“NYSE”) or The Nasdaq Stock Market LLC (“Nasdaq”), as applicable, the shares of NewCo Common Stock to be issued in connection with the Business Combination, and (e) the absence of any order, law or other legal restraint or prohibition preventing the consummation of the Business Combination in effect. Other conditions to XCF’s obligations to consummate the Business Combination include, among others, (i) the accuracy of the representations and warranties of the company as of the closing of the Business Combination (the “Closing”), (ii) the performance or compliance of each of the company’s covenants in all material respects at or prior to the Closing and (iii) receipt of a certificate signed by an authorized officer of the company certifying the satisfaction of the preceding clauses (i) and (ii). Other conditions to the company’s obligations to consummate the Business Combination include, among others, (v) closing of the acquisition of New Rise Renewables, LLC and New Rise SAF Renewables Limited Liability Company (collectively, “New Rise”), (w) entry into an amended and restated supply and offtake agreement with a key supplier or another party (the “Key Agreement”) on terms and conditions reasonably satisfactory to the company, (x) the accuracy of the representations and warranties of XCF as of the Closing, (y) the performance or compliance of each XCF covenant in all material respects at or prior to the Closing and (z) receipt of a certificate signed by an XCF authorized officer certifying the satisfaction of the preceding clauses (x) and (y).

Covenants

The Business Combination Agreement contains covenants, including, among others, providing for (i) XCF to conduct its business in the ordinary course in all material respects through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) XCF to prepare and deliver to the company certain audited and unaudited consolidated financial statements of XCF, (iv) the company and NewCo to prepare, with the assistance of XCF, and the company and NewCo to file, the Registration Statement and take certain other actions to obtain the requisite approval of the company’s stockholders of certain proposals regarding the Business Combination, and (v) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties by the company and XCF for transactions of this type regarding themselves and their respective businesses. The representations and warranties of the respective parties to the Business Combination Agreement will not survive the Closing of the Business Combination.

Termination

The Business Combination Agreement contains certain termination rights for both the company and XCF including, among others, that the Business Combination Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the company and XCF, (ii) by written notice from either the company or XCF to the other if certain approvals of the company’s stockholders, to the extent required under the Business Combination Agreement, are not obtained as set forth therein, (iii) by written notice from the company, if certain approvals of the XCF stockholders are not obtained within two (2) business days after the Registration Statement is declared effective, (iv) by written notice from the company if the Key Agreement is not entered into by a specified date or a key supplier exercises certain rights under the Key Agreement in connection with the Business Combination and (v) by either the company or XCF in certain other circumstances set forth in the Business Combination Agreement, including, among others, (a) if the Closing is permanently enjoined, restrained or prohibited by the terms of a final, non-appealable governmental order, (b) in the event of certain uncured breaches by the other party, (c) if the company’s stockholders do not approve the Business Combination or (d) if the Closing has not occurred on or prior to September 11, 2024 (the “Termination Date”), provided that the Termination Date will be automatically extended to November 11, 2024 if the Registration Statement is not declared effective on or prior to September 11, 2024.

Sponsor Letter Agreement

On March 11, 2024, concurrently with the execution and delivery of the Business Combination Agreement, the company entered into a Sponsor Letter Agreement (the “Sponsor Letter Agreement”), with the sponsor and NewCo, pursuant to which the sponsor has unconditionally and irrevocably agreed to, among other things: (a) vote at any meeting of the stockholders of the company, and in any action by written resolution of the stockholders of the company, all of the shares of the company’s Class B common stock held by the sponsor to approve the Business Combination and all related transactions and proposals; (b) vote against any proposal, action or agreement that would result in a breach of any of the company’s covenants, representations, warranties or other obligations or agreements under the Business Combination Agreement; and (c) waive any rights to adjustment or other anti-dilution or similar protections with respect to the rate at which the shares of the company’s Class B common stock held by the sponsor will convert into other shares of capital stock of the company or shares of NewCo Common Stock in connection with the Business Combination and related transactions; in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

Pursuant to the Sponsor Letter Agreement, the sponsor also agreed to, among other things, certain lock-up restrictions with respect to the shares of NewCo Common Stock until the earlier of (i) 12 months following the Closing and (y) the date on which NewCo completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of NewCo’s stockholders having the right to exchange their equity for cash, securities or other property, subject to certain exceptions; provided that such lock-up restrictions will lapse prior to their expiration upon the occurrence of certain events, including the closing price of the shares of NewCo Common Stock equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing.

Support Agreements

On March 11, 2024, concurrently with the execution and delivery of the Business Combination Agreement, the company, NewCo and XCF entered into Company Support Agreements (collectively, the “Support Agreements”) with (i) Randy Soule, majority stakeholder of New Rise, and his affiliated entity (the “Soule Support Agreement”), (ii) GL Part SPV I, LLC, an existing XCF stockholder and New Rise equityholder (the “GL Support Agreement”), (iii) certain XCF stockholders (the “Company Support Agreement”) and (iv) certain members of XCF management (the “Management Support Agreement”). Pursuant to the Support Agreements, certain XCF stockholders and New Rise equityholders agreed to, among other things, vote to adopt and approve the Business Combination Agreement and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of the Support Agreements, and vote against any alternative transaction, business combination or agreement that is intended to, or would reasonably be expected to, impede, interfere with, delay, postpone, adversely affect or prevent the Closing of the Business Combination or the Support Agreements or result in a breach of any covenant, representation, warranty or any other obligation or agreement thereunder.

Pursuant to the Support Agreements, certain XCF and New Rise stockholders also agreed to, among other things, (a) to the extent required or applicable, vote or provide consent for purposes of authorizing and approving the Business Combination or the Business Combination Agreement, (b) when any meeting of XCF stockholders is held, appear at such meeting or otherwise cause the XCF stockholder’s Covered Shares (as defined in the applicable Support Agreements) to be counted as present thereat for purposes of calculating a quorum, or respond to the request by XCF for written consent, as applicable, (c) vote or provide consent in any other circumstances upon which a consent or other approval is required under XCF’s organizational documents (as applicable) and (d) not transfer any Covered Shares through the Closing. Notwithstanding the foregoing, the Soule Support Agreement and the GL Support Agreement provide that unless and until XCF or the company obtains not less than $50 million in additional financing following the execution and delivery of the Business Combination Agreement, such parties may transfer any direct or indirect equity interests in New Rise in an aggregate amount of up to the lesser of (x) 15% of such parties’ equity interests in New Rise and (y) $100 million, in the case of Randy Soule and his affiliated entity, or $50 million, in the case of GL Part SPV I, LLC.

Pursuant to the Support Agreements:

(i)          the members of XCF management party to the Management Support Agreements have also agreed that they will not transfer shares of NewCo Common Stock held by such parties until the earlier of (x) twelve months after the Closing  and (y) the date on which NewCo (or its successor) completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of NewCo’s (or such successor’s) stockholders having the right to exchange their securities for cash, securities or other property; provided that such transfer restrictions will lapse prior to their expiration upon the occurrence of certain events, including the closing price of the shares of NewCo Common Stock equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing;

(ii)          each of the XCF stockholders party to the Company Support Agreements and the party to the GL Support Agreement have also agreed that with respect to 90% of shares of NewCo Common Stock held by such parties (the “Lock-up Shares”), they will not transfer such Lock-up Shares until the earlier of (x) twelve months after the Closing and (y) the date on which NewCo (or its successor) completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of NewCo’s (or such successor’s) stockholders having the right to exchange their securities for cash, securities or other property; provided that such transfer restrictions will lapse prior to their expiration upon the occurrence of certain events, including the closing price of the shares of NewCo Common Stock equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing; provided, further, that such parties may transfer (A) on or after 90 days following the first quarterly earnings release published following the Closing, 10% of the Lock-up Shares, (B) on or after 180 days following the closing date of the Business Combination, 30% of the Lock-up Shares and (C) on or after 360 days following the closing date of the Business Combination, 60% of the Lock-up Shares; and

(iii)          the Soule Support Agreement does not contain any lock-up restrictions following the Closing.

Acquisition Criteria

Our search for a combination target will focus on businesses that we believe would benefit from becoming publicly traded companies and stand to benefit from our mission. We believe that our strategy creates a compelling alternative for a growing Social-Forward Company to become a public entity, thereby potentially increasing capital access, gaining liquidity, diversifying investors and otherwise benefiting from participation in public markets.

We have developed a set of high-level investment criteria to guide our search for a target company. In addition to seeking businesses with strong business fundamentals and defined growth opportunities, we plan to prioritize businesses that:

•	Either demonstrate or appreciate the value of supporting health and well-being, quality education, reducing economic inequality and promoting decent work in the United States.

•	Are motivated to fulfill our mission and be positioned as, or further developed as, a Social-Forward Company.

•	Are excited about working with our company to realize in parallel both stockholder and social value.

•	Are positioned to materially benefit from our officers’ and directors’ knowledge of the target industry and relationships.

•	Have strong management teams with a clear vision to either maintaining or, if an early-stage business, creating sustainable cash flows.

•	Are positioned to benefit from access to public capital markets and the merits of being a Social-Forward Company.

While not a requirement, we may prioritize companies with existing revenue and evidence of high growth.

These criteria are not intended to be exhaustive.  Any evaluation of a particular initial business combination might be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our officers and directors may deem relevant.  In the event that our company decides to enter into an initial business combination with a target business that does not meet the above criteria, we would disclose that the target business diverges from the above guidelines in our stockholder communications related to the initial business combination, which, as discussed in this Annual Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

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

In addition, our officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

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

Extension and Redemptions

On December 7, 2022 (following approval by our stockholders at the first special meeting), we effected the first charter amendment and the trust amendment, the effect of which was to change our termination date from April 7, 2023 to August 7, 2023 (as further extended to October 6, 2023 by the former sponsor providing us with the requisite notice and the deposit amount).  In connection with the first charter amendment, 17,987,408 public shares were tendered for redemption.  After giving effect to the first early redemptions, we had approximately $51.2 million remaining in the trust account.

On October 6, 2023 (following approval by our stockholders at the second special meeting), we effected the second charter amendment and the founder share amendment, the effect of which was to change our termination date to the new termination date of July 31, 2024.  In connection with the second charter amendment, 2,700,563 public shares were tendered for redemption.  After giving effect to the second early redemptions, we had approximately $24.3 million remaining in the trust account.

Non-Redemption Agreements

In connection with the second special meeting, the company, the sponsor and the former sponsor, entered into non-redemption agreements with certain stockholders of the company, pursuant to which such stockholders agreed not to redeem (or validly rescind any redemption requests on) an aggregate of 1,946,794 shares of Class A common stock (the “Non-Redeemed Stock”) in connection with the vote at the second special meeting. In exchange for the foregoing commitments not to redeem such Non-Redeemed Stock, the sponsor agreed to transfer an aggregate of 389,359 shares of common stock to such stockholders immediately following the consummation of the company’s initial business combination.

Subscription Agreement

On November 3, 2023, the company entered into a subscription agreement (the “Subscription Agreement”) with the sponsor and Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party, pursuant to which Polar agreed to make certain capital contributions to the company of up to $1,200,000 (the “Capital Contribution”) from time to time, at the request of the company, subject to the terms and conditions of the Subscription Agreement, to the company. Pursuant to the Subscription Agreement, the Capital Contribution shall be repaid to Polar by the company within five (5) business days of the company closing an initial business combination. Polar may elect to receive such repayment (i) in cash or (ii) in shares of common stock of the surviving entity in such initial business combination (the “Surviving Entity”) at a rate of one share of common stock for each ten dollars ($10.00) of the Capital Contribution that is funded. Additionally, in consideration of the Capital Contribution, at the closing of an initial business combination, the Surviving Entity will issue to Polar one share of common stock for each dollar of Capital Contribution that is funded prior to the closing. The company also agreed that the Surviving Entity shall register for resale any shares of common stock issued to Polar pursuant to the Subscription Agreement. Upon certain events of default under the Subscription Agreement, the Surviving Entity shall issue to Polar an additional 0.1 shares of common stock for each dollar of the Capital Contribution funded as of the date of such default, and for each month thereafter until such default is cured, subject to certain limitations provided for therein. In the event the company liquidates without consummating an initial business combination, any amounts remaining in the company’s cash accounts (excluding the company’s trust account) will be paid to Polar by the company within five (5) calendar days of the liquidation, up to the amount of the Capital Contribution that is funded.

Other Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors.  In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial business combination is fair to our company from a financial point of view.  We are not required to obtain such an opinion in any other context.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act.  Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited.  A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls.  The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the Market Value of the shares of our Class A common stock that are held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk.  The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition, liquidity and operating results.  In that event, the trading price of our securities could decline, and you could lose all or part of your investment.  Such risks include, but are not limited to:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our sponsor team or their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

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

•	Our warrants and founder shares may have an adverse effect on the market price of the shares of our Class A common stock and make it more difficult to effectuate our initial business combination.

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

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by major public health crises like the COVID-19 pandemic and the status of U.S. and global economy, including the debt and equity markets.

•
We may have a limited ability to assess the management of a prospective target business and, as a result, may consummate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•
Our officers and directors presently have, and any of them in the future may have additional fiduciary or contractual obligations to other entities, including to a blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

•
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

•
Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including its ability to negotiate and complete its initial business combination, and results of operations.

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

Past performance by our sponsor team or their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

Information regarding past performance is presented for informational purposes only.  Any past experience or performance of our sponsor team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate.  You should not rely on the historical record of our sponsor, our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.  An investment with us is not an investment in our sponsor, and does not in any way create an advisory relationship between our sponsor and any of our stockholders.

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

Our anchor investors purchased an aggregate of approximately 22,980,000 of the units in the initial public offering, and after giving effect to the first early redemptions, the second early redemptions and the Conversion, as of April 22, 2024, there were 5,312,029 shares of Class A common stock and 2,739,916 shares of Class B common stock issued and outstanding.  Such purchases and the early redemptions reduced the available public float for our securities.  Any further reduction in our available public float may consequently further reduce the trading volume and liquidity of our securities and increase the volatility of our securities relative to what they would have been had such securities been purchased by public investors.  In addition, in order to continue to satisfy Nasdaq’s continued listing requirements after the initial public offering, among other requirements, we must have a minimum of 400 holders of our securities.  To the extent our public float is limited due to purchases made by the anchor investors, we may be more likely than other companies to fall below the required public holder threshold in the future.

If we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote shares held by them, and our anchor investors have agreed to vote (or abstain from voting) founder shares held by them, in favor of such initial business combination, regardless of how our public stockholders vote.

On an as-converted basis, holders of our founder shares collectively owned, 20% of the issued and outstanding shares of our common stock upon the completion of the initial public offering, and approximately 71.3% of the issued and outstanding shares of our common stock as of April 22, 2024.  Our initial stockholders, members of our management team and our anchor investors also may from time to time purchase Class A common stock prior to our initial business combination.  Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares.  If we submit our initial business combination to our public stockholders for a vote, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed to vote their founder shares and any shares purchased prior to the initial business combination, in favor of our initial business combination.  As a result, if all issued and outstanding shares are voted, in addition to our founder shares (assuming all anchor investors vote their founder shares in favor of the business combination), we would not need any of the 2,312,029 public shares outstanding as of April 22, 2024 to constitute a quorum or to be voted in favor of an initial business combination in order to have our initial business combination approved.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by major public health crises like the COVID-19 pandemic and the status of U.S. and global economy, including the debt and equity markets.

A major public health crisis could impact the U.S. and global economy. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis may adversely impact our search for a business combination and the business of any potential target business with which we consummate a business combination.

Additionally, while restrictions have generally been lifted globally, and the World Health Organization has declared the end of the COVID-19 global health emergency, the COVID-19 pandemic contributed, and any future public health crisis could contribute, to adverse impacts on global commercial activity and supply chain operations and significant volatility in the equity and debt markets. Such volatility could impact our ability to consummate a transaction that may be dependent on the ability to raise equity and debt financing.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine.  On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported.  Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.  We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.  Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S. denominated banknotes to Russia or persons locates there.  Additional potential sanctions and penalties have also been proposed and/or threatened.  Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.  Any of the abovementioned factors could affect our ability to search for a target and consummate a business combination.  The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.  Any such disruptions may also magnify the impact of other risks described in this Annual Report.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.  Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term.  We do not plan to buy businesses or assets with a view to resale or profit from their resale.  We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act.  To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.  Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets.  By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.  The trust account is intended as a holding place for funds pending the earliest to occur of:  (i) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described in this Annual Report, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination on or before the new termination date or (B) with respect to any other provisions relating to the rights of our Class A common stock, and (iii) the redemption of our public shares if we have not completed an initial business combination on or before the new termination date, subject to applicable law.  If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

In the adopting release for the SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. Additionally, if we were deemed to be an investment company, and we are unable to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or abandon our efforts to complete an initial business combination and instead liquidate the Trust Account. As a result, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities and our warrants may expire worthless.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including its ability to negotiate and complete its initial business combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdictions. In particular, we will be required to comply with certain SEC and other legal requirements, its business combination may be contingent on its ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including its ability to negotiate and complete its initial business combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on its business, including its ability to negotiate and complete its initial business combination, and results of operations.

On January 24, 2024, the SEC adopted the previously proposed rules (the “SPAC Rules”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. Specifically, the SPAC Rules mandate additional disclosure in business combinations involving SPACs and private operating companies; condensed financial statement requirements applicable to transactions involving shell companies, the use of projections by SPACs in SEC filing in connection with proposed business combination transactions, the potential liability of certain participants in proposed business combination transactions. Compliance with the SPAC Rules may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

In addition, some of our directors and officers are and others may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours.  Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties.  Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis.

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

Prior to the initial public offering, our initial stockholders purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share.  Prior to the initial investment in the Company of $25,000 by our initial stockholders, the Company had no assets, tangible or intangible.  The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the initial public offering (which was the case until the first early redemptions in December 2022).  The founder shares will be worthless if we do not complete an initial business combination.  In addition, our former sponsor purchased an aggregate of 6,400,000 private placement warrants (of which 4,160,000 were transferred to the sponsor pursuant to the Purchase Agreement), each whole warrant exercisable to purchase one share of our Class A common stock at a price of $11.50 per share, for a purchase price of $9,600,000, or $1.50 per whole warrant, that will also be worthless if we do not complete a business combination.  Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination.  In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, and we may pay our sponsor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and completing an initial business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of our Class A common stock, par value $0.0001 per share, 20,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.  As of the date hereof, there are 194,687,971 and 17,260,084 authorized but unissued shares of our Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the shares of the Class B common stock.  The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination or earlier at the option of the holder thereof as described in this Annual Report and in our amended and restated certificate of incorporation.  As of the date hereof, there are no shares of preferred stock issued and outstanding.

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

The founder shares are shares of Class B common stock that will automatically convert into shares of our Class A common stock upon the completion of our initial business combination at a ratio such that the number of shares of our Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of shares of our Class A common stock issued and outstanding upon completion of the initial public offering, plus (ii) the sum of (a) all shares of our Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company in connection with or in relation to the completion of the initial business combination, excluding (1) any shares of our Class A common stock or equity-linked securities exercisable or exchangeable for or convertible into shares of our Class A common stock issued, or to be issued, to any seller in the initial business combination and (2) any private placement warrants issued to our sponsor or any of its affiliates upon conversion of working capital loans, minus (b) the number of public shares redeemed by public stockholders in connection with our initial business combination.  In no event will the shares of our Class B common stock convert into shares of our Class A common stock at a rate of less than one-to-one.  This is different than some other similarly structured blank check companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

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

Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock.  In addition, our board of directors, whose members were elected by holders of our founder shares, all of which are held by our initial stockholders and the anchor investors, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being elected in each year.  We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination.  If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome.  In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.  Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Our anchor investors purchased an aggregate of approximately 22,980,000 of the units in the initial public offering, and after giving effect to the first early redemptions and second early redemptions, our remaining anchor investors, beneficially owned at least 9.4% of the outstanding public shares (based on publicly available information as of February 14, 2024).  The anchor investors are not, and will not be, subject to any agreements restricting them from transferring the units (including the underlying securities) that they purchased in the initial public offering.  As such, the anchor investors are free to sell the units and, once separately tradable, the shares and warrants in the quantities and at the times they so desire.  Any such sales may adversely affect the trading price of our securities.

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

We account for the 17,900,000 warrants issued in connection with the initial public offering (the 11,500,000 warrants included in the units and the 6,400,000 private placement warrants,) as a warrant liability and recorded the liability at fair value upon issuance.  We will record any changes in fair value in our statement of operations for each period reported as determined by us based upon valuation reports obtained from an independent third-party valuation firm.  The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and we will incur significant expense in valuing such liabilities on a quarterly basis.  Moreover, potential business combination partners may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

We have issued warrants to purchase 11,500,000 shares of our Class A common stock and 6,400,000 private placement warrants, each whole warrant exercisable to purchase one share of our Class A common stock at a price of $11.50 per share.  Our initial stockholders currently own 7,739,916 founder shares.  The founder shares are convertible into Class A common stock on a one-for-one basis, subject to adjustment as set forth in this Annual Report.  In addition, if our sponsor or any of its affiliates makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender.  Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.  Our public warrants are also redeemable by us for shares of our Class A common stock.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Although the U.S. inflation rate has decreased in the fourth quarter, it remains well above the historic levels over the past several decades. Such increased inflation and interest rates in the United States and elsewhere may lead to (i) increased price volatility for publicly traded securities, including ours, (ii) increased borrowing costs and higher risk-free rates, (iii) other national, regional and international economic disruptions, and (iv) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate an initial business combination.

There is substantial doubt about our ability to continue as a “going concern.”

We have until July 31, 2024 to complete an initial business combination.  Although we intend to complete the Business Combination with XCF by the new termination date, there can be no assurance that we will be able to consummate the Business Combination by this time. If the Business Combination or a different initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the company. Accordingly, the company’s management has determined that the mandatory liquidation, should the Business Combination not occur, and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

We have identified a material weakness in our internal control over financial reporting relating to our inadequate control for the accounting for complex financial instruments as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Annual Report, we have identified a material weakness in our internal controls over financial reporting relating to our inadequate control for the timing of withdrawals of funds from the trust account.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we plan to incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements, as described in Part II, Item 9A: Controls and Procedures included in this Annual Report. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We identified a material weakness in our internal controls over financial reporting. As a result of such material weakness and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for an initial business combination. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing our risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. Since our initial public offering, we did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy and results of operations.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 1345 Avenue of the Americas, 33rd Floor, New York, NY 10105.  We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

Holders of Record

As of April 22, 2024, there was one holder of record of our units, three holder of record of our Class A common stock, thirty four holders of record of our Class B common stock and three holders of record of our warrants.  Such numbers do not include beneficial owners holding our securities through nominee names.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

Of the gross proceeds received from the initial public offering and the private placements of private placement warrants, $232,300,000 was placed in the Company’s trust account, with Continental Stock Transfer & Trust Company acting as trustee.  After giving effect to the first early redemptions and the second early redemptions, we had approximately $24.3 million remaining in the trust account as of October 24, 2023.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Annual Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on February 23, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We were initially incorporated under the name BH3 Acquisition Corp., subsequently changed our name to Crixus BH3 Acquisition Company on July 21, 2021 and subsequently changed our name to Focus Impact BH3 Acquisition Company on November 3, 2023. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

Recent Developments

On December 7, 2022 (following approval by our stockholders at the first special meeting), we effected the first charter amendment and the trust amendment, the effect of which was to change our termination date from April 7, 2023 to August 7, 2023, unless further extended in accordance with our amended and restated certificate of incorporation by our sponsor (or its affiliates or designees) providing to us the requisite notice and the deposit amount. In connection with the first charter amendment, 17,987,408 public shares were tendered for redemption. After giving effect to the first early redemptions, we had approximately $51.2 million remaining in the trust account.

On September 27, 2023, the Company, the former sponsor and the sponsor entered into the Purchase Agreement. Pursuant to the Purchase Agreement, subject to satisfaction of certain conditions, the sponsor (i) agreed to purchase an aggregate of 3,746,303 shares of Class B common stock from the former sponsor and each of the anchor investors and 4,160,000 private placement warrants from the former sponsor for an aggregate purchase price of $16,288 and (ii) will become the sponsor of the Company (together, the “Purchase”). In connection therewith, the former sponsor also entered into anchor transfer agreements with each of its anchor investors, whereby each anchor agreed, subject to the conditions contained therein, when and as directed by the former sponsor, to transfer 2/3 of their shares of Class B common stock for no consideration; provided, however, upon the request of an anchor investor, the former sponsor shall pay to them $0.0043 per share. The Purchase Agreement closed effective as of November 2, 2023. On November 3, 2023, the Company changed its corporate name to “Focus Impact BH3 Acquisition Company”, pursuant to an amendment to its amended and restated certificate of incorporation filed with the Delaware Secretary of State on November 3, 2023.

The Purchase Agreement closed as of November 2, 2023. In connection with the closing of the Purchase, the sponsor, among other things, joined as a party to (i) the Letter Agreement, dated October 4, 2021, by and between the Company and the former sponsor (the “Letter Agreement,”) and (ii) the Registration and Stockholder Rights Agreement, dated October 4, 2021, among the Company, the former sponsor and certain security holders party thereto.

As of October 6, 2023, the Company, the former sponsor and the sponsor entered into Non-Redemption Agreements on substantially the same terms with certain stockholders of the Company, pursuant to which such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,946,794 shares of Class A common stock in connection with the second special meeting. In exchange for the foregoing commitments not to redeem such shares of Class A common stock, the sponsor agreed to transfer an aggregate of 389,359 shares of common stock held by the sponsor to such stockholders immediately following consummation of an initial business combination if they continued to hold such Non-Redeemed Stock through the second special meeting. On October 6, 2023, following approval by the Company’s stockholders at the second special meeting, the Company effected an amendment to its amended and restated certificate of incorporation, the effect of which was to (i) further extend the period of time by which the Company has to consummate an initial business combination to the new termination date and (ii) provide for the right of a holder of shares of Class B common stock to convert its shares of Class B common stock into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder. In connection therewith, 2,700,563 public shares were tendered for redemption and the former sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock. Upon conversion of Class B common stock to Class A common stock, such Class A common stock will not be entitled to receive funds from the trust account through redemptions or otherwise and will remain subject to the existing transfer restrictions. Immediately after giving effect to the second early redemptions and the conversion, on October 24, 2023, the Company had approximately $24.3 million remaining in the trust account, and 5,312,029 shares of Class A common stock (including the 3,000,000 converted shares of Class B common stock) and 2,750,000 shares of Class B Common Stock outstanding.

On November 3, 2023, we entered into the Subscription Agreement with the sponsor and Polar Multi-Strategy Master Fund, an unaffiliated third party, pursuant to which Polar agreed to make certain capital contributions to the Company of up to $1,200,000 from time to time, at the request of the Company, subject to the terms and conditions of the Subscription Agreement. Pursuant to the Subscription Agreement, the Capital Contribution shall be repaid to Polar by the Company within five (5) business days of the Company closing an initial business combination (the “Closing”). Polar may elect to receive such repayment (i) in cash or (ii) in shares of common stock of the surviving entity in such initial business combination at a rate of one share of common stock for each ten dollars ($10.00) of the Capital Contribution that is funded. Additionally, in consideration of the Capital Contribution, at the closing of a business combination, the Surviving Entity will issue to Polar one share of common stock for each dollar of Capital Contribution that is funded prior to the closing.

In 2023, we engaged the services of multiple entities to act as capital market advisors, specifically to advise on market conditions, advise in connection with seeking an extension for completing a Business Combination, advise in connection with a possible Business Combination, and acting as a placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities or other capital or debt raising transaction. No fees are due the advisors until consummation of the Business Combination and are payable at that time in a combination of cash and shares of common stock of the public company entity that survives the Business Combination.  In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) we have recognized a $418,400 liability at fair value for the shares to be issued upon consummation of the Business Combination. Additionally, we will pay $3,500,000 plus an amount equal to 4.0% (together the “Deferred CMA Fees”) of the sum of (A) the gross proceeds raised from investors identified by the advisor received by us or Target plus (B) proceeds released from the trust account in connection with the closing of the Business Combination with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem shares of the Company’s Class A common stock.

In accordance with ASC Topic 450, “Contingencies,” (“ASC 450”), the Company has not recognized a liability for the value of the potential issuance of shares or the Deferred CMA Fees since the completion of a Business Combination is a performance condition that is not yet considered probable.

Proposed Business Combination Agreement

On March 11, 2024, the Company entered into the Business Combination Agreement with NewCo, Merger Sub 1, Merger Sub 2, and XCF. Pursuant to the Business Combination Agreement, and subject to the terms and conditions contained therein, the Business Combination will be effected in two steps: (a) the Company will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity of the NewCo Merger as a wholly owned subsidiary of NewCo; and (b) immediately following the NewCo Merger, Merger Sub 2 will merge with and into XCF, with XCF being the surviving corporation of the Company Merger as a wholly owned subsidiary of NewCo. As a result of the Business Combination, NewCo will become a new publicly-traded company.

The Business Combination; Consideration

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i)          the Company will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity of the NewCo Merger as a direct wholly owned subsidiary of NewCo, and (x) each share of the Company’s Class A common stock, par value $0.0001 per share outstanding immediately prior to the effectiveness of the NewCo Merger will be converted into the right to receive one share of NewCo’s Class A common stock, par value $0.0001 per share, (y) each share of the Company’s Class B common stock, par value $0.0001 per share, outstanding immediately prior to the effectiveness of the NewCo Merger will be converted into the right to receive one share of NewCo Common Stock, and (z) each warrant of the Company outstanding immediately prior to the effectiveness of the NewCo Merger will be converted into the right to receive one warrant of NewCo, with NewCo assuming the Company’s rights and obligations under the existing warrant agreement; and

(ii)          immediately following the NewCo Merger, Merger Sub 2 will merge with and into XCF, with XCF being the surviving corporation of the Company Merger as a direct wholly owned subsidiary of NewCo, and each share of common stock of XCF outstanding immediately prior to the effectiveness of the Company Merger will be converted into the right to receive shares of NewCo Common Stock determined in accordance with the Business Combination Agreement based on a pre-money equity value of XCF of $1,750,000,000, subject to adjustments for net debt and transaction expenses, and a price of $10.00 per share of NewCo Common Stock.

Conditions to Closing

The Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) approval of the Business Combination and related agreements and transactions by the Company’s stockholders and the XCF stockholders, (b) effectiveness of the Registration Statement to be filed by the Company and NewCo in connection with the Business Combination, (c) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (d) receipt of approval for listing on the NYSE or Nasdaq, as applicable, the shares of NewCo Common Stock to be issued in connection with the Business Combination, and (e) the absence of any order, law or other legal restraint or prohibition preventing the consummation of the Business Combination in effect. Other conditions to XCF’s obligations to consummate the Business Combination include, among others, (i) the accuracy of the representations and warranties of the Company as of the Closing, (ii) the performance or compliance of each of the Company’s covenants in all material respects at or prior to the Closing and (iii) receipt of a certificate signed by an authorized officer of the Company certifying the satisfaction of the preceding clauses (i) and (ii). Other conditions to the Company’s obligations to consummate the Business Combination include, among others, (v) closing of the acquisition of New Rise Renewables, LLC and New Rise SAF Renewables Limited Liability Company, (w) entry into an amended and restated supply and offtake agreement with a key supplier or another party on terms and conditions reasonably satisfactory to the Company, (x) the accuracy of the representations and warranties of XCF as of the Closing, (y) the performance or compliance of each XCF covenant in all material respects at or prior to the Closing and (z) receipt of a certificate signed by an XCF authorized officer certifying the satisfaction of the preceding clauses (x) and (y).

Covenants

The Business Combination Agreement contains covenants, including, among others, providing for (i) XCF to conduct its business in the ordinary course in all material respects through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) XCF to prepare and deliver to the Company certain audited and unaudited consolidated financial statements of XCF, (iv) the Company and NewCo to prepare, with the assistance of XCF, and the Company and NewCo to file, the Registration Statement and take certain other actions to obtain the requisite approval of the Company’s stockholders of certain proposals regarding the Business Combination, and (v) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties by the Company and XCF for transactions of this type regarding themselves and their respective businesses. The representations and warranties of the respective parties to the Business Combination Agreement will not survive the Closing of the Business Combination.

Termination

The Business Combination Agreement contains certain termination rights for both the Company and XCF including, among others, that the Business Combination Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and XCF, (ii) by written notice from either the Company or XCF to the other if certain approvals of the Company’s stockholders, to the extent required under the Business Combination Agreement, are not obtained as set forth therein, (iii) by written notice from the Company, if certain approvals of the XCF stockholders are not obtained within two (2) business days after the Registration Statement is declared effective, (iv) by written notice from the Company if the Key Agreement is not entered into by a specified date or a key supplier exercises certain rights under the Key Agreement in connection with the Business Combination and (v) by either the Company or XCF in certain other circumstances set forth in the Business Combination Agreement, including, among others, (a) if the Closing is permanently enjoined, restrained or prohibited by the terms of a final, non-appealable governmental order, (b) in the event of certain uncured breaches by the other party, (c) if the Company’s stockholders do not approve the Business Combination or (d) if the Closing has not occurred on or prior to September 11, 2024, provided that such date will be automatically extended to November 11, 2024 if the Registration Statement is not declared effective on or prior to September 11, 2024.

Certain Related Agreements

Sponsor Letter Agreement

On March 11, 2024, concurrently with the execution and delivery of the Business Combination Agreement, the Company entered into the Sponsor Letter Agreement, with the sponsor and NewCo, pursuant to which the sponsor has unconditionally and irrevocably agreed to, among other things: (a) vote at any meeting of the stockholders of the Company, and in any action by written resolution of the stockholders of the Company, all of the shares of the Company’s Class B common stock held by the sponsor to approve the Business Combination and all related transactions and proposals; (b) vote against any proposal, action or agreement that would result in a breach of any of the Company’s covenants, representations, warranties or other obligations or agreements under the Business Combination Agreement; and (c) waive any rights to adjustment or other anti-dilution or similar protections with respect to the rate at which the shares of the Company’s Class B common stock held by the sponsor will convert into other shares of capital stock of the Company or shares of NewCo Common Stock in connection with the Business Combination and related transactions; in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

Pursuant to the Sponsor Letter Agreement, the sponsor also agreed to, among other things, certain lock-up restrictions with respect to the shares of NewCo Common Stock until the earlier of (i) 12 months following the Closing and (y) the date on which NewCo completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of NewCo’s stockholders having the right to exchange their equity for cash, securities or other property, subject to certain exceptions; provided that such lock-up restrictions will lapse prior to their expiration upon the occurrence of certain events, including the closing price of the shares of NewCo Common Stock equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing.

Support Agreements

On March 11, 2024, concurrently with the execution and delivery of the Business Combination Agreement, the Company, NewCo and XCF entered into the Support Agreements with (i) Randy Soule, majority stakeholder of New Rise, and his affiliated entity, (ii) GL Part SPV I, LLC, an existing XCF stockholder and New Rise equityholder, (iii) certain XCF stockholders and (iv) certain members of XCF management. Pursuant to the Support Agreements, certain XCF stockholders and New Rise equityholders agreed to, among other things, vote to adopt and approve the Business Combination Agreement and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of the Support Agreements, and vote against any alternative transaction, business combination or agreement that is intended to, or would reasonably be expected to, impede, interfere with, delay, postpone, adversely affect or prevent the Closing of the Business Combination or the Support Agreements or result in a breach of any covenant, representation, warranty or any other obligation or agreement thereunder.

Pursuant to the Support Agreements, certain XCF and New Rise stockholders also agreed to, among other things, (a) to the extent required or applicable, vote or provide consent for purposes of authorizing and approving the Business Combination or the Business Combination Agreement, (b) when any meeting of XCF stockholders is held, appear at such meeting or otherwise cause the XCF stockholder’s Covered Shares (as defined in the applicable Support Agreements) to be counted as present thereat for purposes of calculating a quorum, or respond to the request by XCF for written consent, as applicable, (c) vote or provide consent in any other circumstances upon which a consent or other approval is required under XCF’s organizational documents (as applicable) and (d) not transfer any Covered Shares through the Closing. Notwithstanding the foregoing, the Soule Support Agreement and the GL Support Agreement provide that unless and until XCF or the Company obtains not less than $50 million in additional financing following the execution and delivery of the Business Combination Agreement, such parties may transfer any direct or indirect equity interests in New Rise in an aggregate amount of up to the lesser of (x) 15% of such parties’ equity interests in New Rise and (y) $100 million, in the case of Randy Soule and his affiliated entity, or $50 million, in the case of GL Part SPV I, LLC.

Pursuant to the Support Agreements:

(i)          the members of XCF management party to the Management Support Agreements have also agreed that they will not transfer shares of NewCo Common Stock held by such parties until the earlier of (x) twelve months after the Closing  and (y) the date on which NewCo (or its successor) completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of NewCo’s (or such successor’s) stockholders having the right to exchange their securities for cash, securities or other property; provided that such transfer restrictions will lapse prior to their expiration upon the occurrence of certain events, including the closing price of the shares of NewCo Common Stock equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing;

(ii)          each of the XCF stockholders party to the Company Support Agreements and the party to the GL Support Agreement have also agreed that with respect to 90% of shares of NewCo Common Stock held by such parties, they will not transfer such Lock-up Shares until the earlier of (x) twelve months after the Closing and (y) the date on which NewCo (or its successor) completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of NewCo’s (or such successor’s) stockholders having the right to exchange their securities for cash, securities or other property; provided that such transfer restrictions will lapse prior to their expiration upon the occurrence of certain events, including the closing price of the shares of NewCo Common Stock equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing; provided, further, that such parties may transfer (A) on or after 90 days following the first quarterly earnings release published following the Closing, 10% of the Lock-up Shares, (B) on or after 180 days following the closing date of the Business Combination, 30% of the Lock-up Shares and (C) on or after 360 days following the closing date of the Business Combination, 60% of the Lock-up Shares; and

(iii)          the Soule Support Agreement does not contain any lock-up restrictions following the Closing.

Uncertain Tax Position

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Our operations included those activities necessary to consummate a Business Combination. As such, we deducted startup and operating costs for tax purposes. As there is uncertainty in regard to this approach, we recognized a reserve for uncertain tax positions on the balance sheet.  At December 31, 2023 and 2022, we reported $955,617 and $596,817 on the balance sheet for this uncertainty.

Results of Operations

Our entire activity from inception up to October 7, 2021 was in preparation for our initial public offering and, since the consummation of our initial public offering, the search for and consumption of a prospective target business. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2023, we had net income of $7,876,257, which primarily consisted of a gain of $1,048,940 from a change in fair value of derivative warrant liabilities, interest income of $2,296,926, and a recovery of offering costs attributable to warrants of $8,050,000, partially offset by $1,692,413 in operating costs, a non-redemption agreement of $1,230,000, a loss from the change in the fair value of the Note Payable – Polar of $87,204, and an income tax expense of $510,293.

For the year ended December 31, 2022, we had net income of $6,981,039, which consisted of a gain of $6,836,233 from a change in fair value of derivative warrant liability and interest income of $3,038,631, offset by $2,210,778 in operating costs and $683,047 in income tax expense.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred and expect to continue to incur additional costs in pursuit of our initial business combination. We have determined that we will not be able to sustain operations for the next twelve months without additional financing. As of December 31, 2023, we had $631,337 in our operating bank account available for working capital needs and a working capital deficit of $2,494,306. To date, our liquidity needs have been satisfied through a payment of $25,000 from the former sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares, a Note Payable to former sponsor in the amount of $563,009 and net borrowings of $988,402 pursuant to the Convertible Promissory Note issued to the Sponsor. Additionally, at closing of the Purchase Agreement with sponsor on November 2, 2023, the Convertible Promissory Note and Note Payable to the former sponsor were terminated and of no further force and effect, resulting in loan forgiveness by the note holder.

In association with the Polar Subscription Agreement, the Company borrowed $850,000.

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete an initial Business Combination, raises substantial doubt about our ability to continue as a going concern. We have until July 31, 2024, to consummate a Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, and the new termination date is not extended beyond July 31, 2024, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 31, 2024.

On March 11, 2024, the Company entered into a proposed Business Combination Agreement with XCF.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the initial public offering, or $4.6 million. In addition, the underwriters were entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $8.1 million. In connection with the closing of the Purchase Agreement, the Company received an irrevocable waiver by the underwriters for deferred underwriting discount.

Capital Market Advisors

In 2023, the Company engaged the services of multiple entities to act as capital market advisors, specifically to advise on market conditions, advise in connection with seeking an extension for completing a Business Combination, advise in connection with a possible Business Combination, and acting as a placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities or other capital or debt raising transaction. No fees are due the advisors until consummation of the Business Combination and are payable at that time in a combination of cash and shares of common stock of the public company entity that survives the Business Combination. In accordance with ASC 718, at December 31, 2023, the value of the shares issuable as of the execution date of the contracts was $312,600. Additionally, the Company will pay $3,500,000 plus an amount equal to 4.0% (together the “Deferred CMA Fees”) of the sum of (A) the gross proceeds raised from investors identified by the advisor received by the Company or Target plus (B) proceeds released from the Trust Account in connection with the closing of the Business Combination with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem shares of the Company’s Class A common stock.

In accordance with ASC Topic 450, “Contingencies,” (“ASC 450”), the Company has not recognized a liability for the value of the potential issuance of shares or the Deferred CMA Fees since the completion of a Business Combination is a performance condition that is not yet considered probable.

Critical Accounting Estimates

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

Derivative Warrant Liabilities

The Company evaluated the private placement warrants and determined the private placement warrants were economically equivalent to the public warrants. The fair value of our private placement warrants requires significant estimates by management. Deviations from these estimates could result in a significate difference to our financial results.

Non-Redemption Agreement

We determined the fair value of the Non-Redemption Agreements as of the date of the agreement. Deviations from the fair value estimate determined by management could result in a significant difference to our financial results.

Note Payable - Polar

We report the Note Payable – Polar at fair value using a bond plus call plus model. Included in the model are significant estimates and judgment about inputs into the model. Deviations from these estimates could result in a significant difference to our financial results.

Share Subscription Agreement - Polar

The share subscription agreement is reported based on the residual value of the Subscription Agreement and was determined based on the residual amount of the proceeds received of $850,000 from the Subscription Agreement less the fair value of the Note Payable – Polar of $259,159. Deviations from the estimated fair value of the Note Payable – Polar could result in a significant difference to our financial results.

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging – Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows.

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principle executive officer and principle financial officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principle executive officer and principle financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our principle executive officer and principle financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Additionally, management evaluated the impact of the reporting and disclosures of the non-redemption agreements, the waiver of the underwriting fee, and the Polar subscription agreement and that reporting and disclosure was not in compliance with GAAP.

As a result of these reevaluations, management identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1)          pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2)          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3)          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the year ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Carl Stanton	55	Chief Executive Officer and Director
Ernest Lyles	45	Chief Financial Officer and Director
Wray Thorn	52	Chief Investment Officer and Director
Troy Carter	51	Director
Dia Simms	48	Director
Eric Edidin	51	Director
Daniel Lebensohn	52	Director

Carl M. Stanton, Chief Executive Officer and Director. Carl is a Partner and Co-Founder of Focus Impact Partners, LLC and currently serves as our Chief Executive Officer and director and as the Chief Executive Officer and a director of Focus Impact Acquisition Corp., a special purpose acquisition corporation (Nasdaq: FIAC). Carl brings nearly three decades of experience in leading companies across transformative Private Equity/Alternative Asset management with a proven track record in creating shareholder value. Carl has unique knowledge and skills across all facets of Asset Management. He is a team builder and has managed and co-led two Alternative Asset Management firms totaling over $4.5 billion AUM, and has delivered best-in-class investment performance results along with colleagues over multiple funds. He has advised CEOs, CFOs, and boards of directors of multiple companies and spread managerial, financial, and strategic best practices with demonstrated expertise in value creation strategies including revenue growth strategies, industry transformation, cost control, supply chain management, and technology best practices. Carl has also served as Board Member to more than 15 portfolio companies across Industrial Products & Services, Transportation & Logistics and Consumer industries; including his current role as a Board Member of Skipper Pets, Inc.

Carl is former Managing Partner and Head of Private Equity for Invesco Private Capital, a division of Invesco, Ltd. (NYSE: IVZ), which managed private investment vehicles across private equity, venture capital, and real estate. At Invesco Private Capital, Carl was responsible for overseeing multiple alternative asset investment Funds and served as Chair of Investment Committee for domestic PE efforts. Prior to Invesco, Carl served as Managing Partner and co-owner at Wellspring Capital Management LLC, a private equity investment firm focused on control investments in growing companies in the industrial products & services, healthcare and consumer industries. He oversaw and approved all investments as a member of the Investment Committee. At the time of his retirement in 2015, the firm had invested more than $2.5 billion in 35 platform companies and achieved top-tier investment results.

Currently, Carl serves as the Founder of cbGrowth Partners, which focuses on sustainable investments, and serves as Advisor to Auldbrass Partners. Previously, Carl worked at Dimeling, Schreiber & Park, Peter J Solomon & Co, Associates, and Ernst & Young Corporate Finance LLC. Mr. Stanton holds a BS degree in Accounting from the University of Alabama and an MBA degree from Harvard Business School. He resides in New York with his family and serves as Trustee, Treasurer and Head of Finance and Endowment Committee of Christ Church United Methodist, a nonprofit organization. He also serves as Board of Visitors at the University of Alabama, College of Commerce. We believe Carl’s significant experience of leading companies across transformative private equity and asset management and extensive experience with special purpose acquisition companies makes him well qualified to serve as a member of our board of directors.

Ernest D. Lyles II, Chief Financial Officer and Director. Ernest serves as our Chief Financial Officer and director and as the Chief Financial Officer of Focus Impact Acquisition Corp., a special purpose acquisition corporation (Nasdaq: FIAC). Ernest is also the Founder and a Managing Partner of The HiGro Group, a private equity firm focused on buyout investing in the lower middle market, which he founded in 2016. In addition to serving as a board member on HiGro’s portfolio companies, Ernest co-manages all aspects of the firm’s including investment activities, growth initiatives and talent development.

Prior to founding The HiGro Group, Ernest spent a decade as an investment banker with UBS Investment Bank where his tenure included advising the world’s most notable corporations and private equity firms. As the head of Technology Enabled Services banking practice, Ernest became the most senior African-American investment banker within the firm’s industry coverage groups. In addition to his over $10 billion of transaction and advisory experience, Ernest served as Head of the Diversity Task Force and Head of the Howard University recruiting team among other internal committees.

A native of Shepherdstown, West Virginia, Ernest attended public schools and earned a full merit scholarship to attend Shepherd University, where he earned a Bachelors of Science degree with concentrations in Political Science and Business Administration. Upon graduation, Ernest enrolled in the Howard University School of Law, where he also interned at both the JC Watts Companies. Ernest has held expert discussions on entrepreneurship, mentorship, private equity, impact investing and work-life balance. His speaking engagements have included companies such as Google, HEC Paris, McGuire Woods and Nomura. An avid art collector, Ernest has also been featured in publications such as “The Black Market: A Guide to Art Collecting.

Ernest currently lives in Harlem, New York, where  he is actively engaged in civic and faith initiatives including Trustee to Scan Boys and Girls Harbor, Founder of The UTULIVU Alliance, Member of the Economic Club of New York, and Fellow in the Council of Urban Professionals. We believe Ernest’s significant experience in private equity, focusing on buyout investing in the lower middle market, and banking and his experience as CEO of a company makes him well qualified to serve as a member of our board of directors.

Wray T. Thorn, Chief Investment Officer and Director. Wray is a Partner and Co-Founder of Focus Impact Partners, LLC and currently serves as our Chief Investment Officer and director and as the Chief Investment Officer of Focus Impact Acquisition Corp., a special purpose acquisition corporation (Nasdaq: FIAC). Wray is also the Founder and Chief Executive of Clear Heights Capital, a private investment firm committed to helping companies realize their growth and development objectives and a Board Member of Skipper Pets, Inc. Wray is deeply involved in building and leading businesses to source, structure, finance and make private investments as well as helping companies, organizations and executives realize their growth and development objectives. With three decades of experience as a Chief Investment Officer, investment leader and lead director, Wray has firsthand knowledge of investment firm leadership, private investing company value creation, asset allocation strategy and practice and risk management frameworks. Wray has also been at the forefront of proactive impact investing and applying data and technology to innovate private investing.

Prior to founding Focus Impact and Clear Heights, Wray was Managing Director and Chief Investment Officer—Private Investments at Two Sigma Investments. Wray architected and led the firm’s private equity (Sightway Capital), venture capital (Two Sigma Ventures) and impact (Two Sigma Impact) investment businesses as Chief Executive and Chief Investment Officer of TSPI, LP and Chair & Venture Partner of TSV. Initially on behalf of private capital and expanding to include institutional investors, Wray grew the private investment businesses during his 9-year tenure to nearly $4 billion in AUM and 90 team members and was a leader in the creation of Hamilton Insurance Group and the incubation of Two Sigma’s insurance technology activities,  Prior to Two Sigma, Wray was a Senior Managing Director with Marathon Asset Management, where he developed the firm’s private equity investment activities and played a role in many new business opportunities and capital formation initiatives, including the firm’s direct lending business and its participation in the US Treasury’s Legacy Securities Public-Private Investment Program.. Prior to Marathon, Wray evaluated and executed management buyout transactions as a Director with Fox Paine & Co. and as a Principal at Dubilier & Co. Wray began his career in the financial analyst program at Chemical Bank (today, J.P. Morgan) as an Associate in the Acquisition Finance Group.

Wray has been involved in approximately 300 transactions, add-on acquisitions, realizations, corporate financings, fundraisings and other principal transactions with aggregate consideration in excess of $32 billion, including direct private equity, venture and third-party managed fund investments representing more than $3 billion in invested capital. Wray has been a part of driving shareholder value creation and corporate growth as member of boards, advisory boards and committees or as an adviser for more than 45 companies and investment funds, across industries including technology, financial services, education, consumer services and real assets. Working with both private capital organizations and institutional investors, Wray has architected and led multiple private investment businesses, defining investment objectives, devising strategy, recruiting team members, setting culture, developing investor and financing relationships, and managing investment processes and decisions.

Wray is committed to giving back to the community, serving as Co-Chair of the Board of Youth, INC, as Vice Chair of the Board and Chair of the Investment Committee for Futures and Options, as a grant monitor and event committee chair for Hour Children, and as an Associate of the Harvard College Fund. In his 15+ years working with Youth, INC, a venture philanthropy nonprofit organization in New York City, Wray has engaged in many aspects of the organization’s growth and development including recruiting senior leadership, leading strategic planning initiatives, chairing the governance and compensation committees and being a part of raising more than $100 million to impact the lives of NYC youth by empowering more than 175 grass-roots non-profits that serve them. Wray earned an A.B. from Harvard University. We believe Wray’s significant experience and leadership in private equity makes him well qualified to serve as a member of our board of directors.

Troy Carter, Director. Troy serves as our director and is the founder and CEO of Q&A, a music technology company focused on building software solutions for recording artists via distribution and analytics. Troy currently serves as a director of Focus Impact Acquisition Corp., a special purpose acquisition corporation (Nasdaq: FIAC). He also serves as an advisor to the NBA Players Association. He previously served as an advisor to the Prince Estate. Prior to founding Q&A, Troy was Global Head of Creator Services at Spotify from 2016 to 2018 and then served in a consulting role for CEO Daniel Ek until 2019. Troy serves on the boards of WeTransfer and SoundCloud, and served as an advisor to Lyft. He is also an active early stage investor, including in companies such as Uber, Lyft, Dropbox, Spotify, Slack, Warby Parker, Gimlet Media, and Thrive Market. Troy previously founded the entertainment company, Atom Factory, in 2008, where he worked with Lady Gaga, John Legend and Meghan Trainor.

Troy is an executive member on the boards of trustees at The Aspen Institute and the Los Angeles County Museum of Art as well as a Henry Crown Fellow. In addition, he is a member of the United Nations Foundation Global Entrepreneurs Council. Troy also has served on the boards of directors of the Los Angeles Mayor’s Council for Technology & Innovation and CalArts. Troy has previously been included on Fast Company’s list of most creative people and on Billboard’s Power 100 list, an annual ranking the music industry’s top influencers. We believe Troy’s significant business experience in various technology companies and his experience serving on the boards of technology companies makes him well qualified to serve as a member of our board of directors.

Dia Simms, Director. Dia serves as our director and as the Executive Chairwoman of the Board of Lobos 1707 Tequila & Mezcal, an award-winning, independent spirits brand that launched in November 2020. Before being appointed Executive Chairwoman, Dia led Lobos 1707 as its CEO, alongside Founder and Chief Creative Officer Diego Osorio with early backing by sports and cultural icon, LeBron James. Dia currently serves as a director of Focus Impact Acquisition Corp., a special purpose acquisition corporation, (Nasdaq: FIAC). Dia is also Co-Founder of Pronghorn, a 10-year initiative to drive diversity, equity and inclusion in the spirits industry. Dia spent almost fifteen years working alongside Sean “Diddy” Combs at Combs Enterprises. In 2017, Dia was named President of Combs Enterprises, making her the first president in the company’s thirty-year history other than Sean Combs himself. In her role as President, she oversaw multi-billion-dollar brands under the Combs empire, including CÎROC Ultra-Premium Vodka, Blue Flame Agency, AQUAhydrate, Bad Boy Entertainment, Sean John and Revolt TV. Of note, Dia led the transformation of CÎROC Ultra-Premium Vodka from infancy to a multibillion dollar value brand.

Along with a lengthy list of accolades, Dia is Board Chair of Pronghorn, Board Vice Chair of Saint Liberty Whiskey, Advisor to Touch Capital and director on the FIAC Board. Dia holds a B.S. degree in Psychology from Morgan State University and a Master’s degree in Management from the Florida Institute of Technology. We believe Dia’s significant business experience as a CEO and significant deal-making experience make her well qualified to serve as a member of our board of directors.

Eric Edidin, Director. Eric has served as a director since our inception in February 2021. Eric has served as the Executive Chairman of BH3 Management since 2020. Eric previously served as a board member of Spartacus Acquisition Corporation, which completed a business acquisition with NextNav in October 2021. Eric was Co-Founder and, from 2006 to 2019, Co-Managing Partner of Archer Capital Management, an investment partnership with peak assets under management of $1.4 billion, which invested in more than 45 blank check companies and numerous commercial real estate properties and loans, REITs, public and private equities and credit instruments. At Archer Capital Management, Eric was involved in the formation of the predecessor firm to BH3 Management and has partnered on numerous investment projects with both BH3 Management and its predecessor. From 2001 to 2006, Eric was a Portfolio Manager and Co-Head of Credit Investments at York Capital Management.

Eric also previously held an investment related position at Morgan Stanley Capital Partners and a restructuring advisory position at The Blackstone Group. Throughout his career, Eric has served as a board member and credit committee member of numerous companies. Eric served on the board and audit committee of Spartacus Acquisition Corporation (NASDAQ: TMTS) and the boards of several other private companies, as well as the investment committees of the Jewish Communal Fund of New York and the Jewish Federation of Los Angeles. Eric holds a Bachelor’s Degree in Business Administration from the University of Michigan and a Master’s Degree in Business Administration from Harvard Business School. We believe Eric’s significant experience in transactions, management, and operations, and his past fiduciary roles makes him well qualified to serve as a member of our board of directors.

Daniel Lebensohn, Director. Daniel has served as a director since our inception in February 2021. Daniel has been Co-Chief Executive Officer of BH3 Management since 2009 and Co-Portfolio Manager of BH3 Debt Opportunity Fund I, L.P. since 2018, and BH3 Debt Opportunity Fund II, L.P. since 2023, where, in conjunction with Gregory Freedman, he oversees all acquisitions, investing activities, financings, development, related operating company oversight and various fiduciary responsibilities for more than 25 affiliated real estate investment and development companies. Prior to co-founding BH3 Management, Daniel practiced commercial real estate law for over ten years in New York City at firms including Hartman and Craven LLP, and served as in-house counsel to a prominent Manhattan based real estate owner, operator and developer, and invested in and operated various real estate investments during said tenure. Daniel has over two decades of investment and operational experience related to the real estate and construction sectors.

Daniel holds a Bachelor’s Degree in English from SUNY Albany and a Juris Doctorate from The New York Law School. We believe Daniel’s significant experience in transactions, management, and operations, and his past fiduciary roles make him well qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.  On December 7, 2022 we held a special meeting in lieu of annual meeting of stockholders at which our Class I directors were reelected. Following the consummation of the Purchase Agreement, Carl Stanton, Ernest Lyles and Wray Thorn serve as our Class I directors. The term of office of the second class of directors, consisting of Dia Simms and Troy Carter following the consummation of the Purchase Agreement, will expire at our next annual meeting of the stockholders.  The term of office of the third class of directors, consisting of Eric Edidin and Daniel Lebensohn following the consummation of the Purchase Agreement, will expire at the following annual meeting of stockholders.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our shares of Class B common stock.  In addition, prior to the completion of an initial business combination, holders of a majority of our shares of Class B common stock may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into in connection with the issuance and sale of the securities in the initial public offering, our former sponsor, upon completion of an initial business combination, was entitled to nominate up to three individuals for election to our board of directors, as long as the former sponsor holds any securities covered by the registration rights agreement. Such right was transferred to the sponsor in connection with the consummation of the Purchase Agreement.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering.  An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.  Our board of directors has determined that Mr. Carter, Ms. Simms, Mr. Edidin and Mr. Lebensohn are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules.  Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We established an audit committee of the board of directors. Mr. Carter, Ms. Simms and Mr. Edidin serve as members of our audit committee.  Our board of directors has determined that each of Mr. Carter, Ms. Simms and Mr. Edidin is independent under Nasdaq listing standards and applicable SEC rules.  Mr. Edidin serves as the chairman of the audit committee.  Each member of the audit committee is financially literate and our board of directors has determined that Mr. Edidin qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We established a compensation committee of our board of directors.  The members of our compensation committee are Mr. Carter and Mr. Edidin, and Mr. Carter serves as chairman of the compensation committee.

Under Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee composed entirely of independent directors.  Our board of directors has determined that each of Mr. Carter and Mr. Edidin is independent.  We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Director Nominations

We do not have a standing nominating committee.  In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors.  Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee.  The directors who shall participate in the consideration and recommendation of director nominees are Mr. Carter, Ms. Simms, Mr. Edidin and Mr. Lebensohn.  In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent.  As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC.  These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of such forms, we believe that for the year ended December 31, 2023 there were no delinquent filers.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us.  Commencing on the date that our securities were first listed on Nasdaq, we paid $15,000 per month to our former sponsor for office space and administrative services. Effective as of March 31, 2023, such agreement was terminated. Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.  Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or their affiliates.  Any such payments prior to an initial business combination will be made using funds held outside the trust account.  Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination.

On November 2, 2023, the founder sold 25,000 founder shares for an aggregate purchase price of $109 to each of Dia Simms and Troy Carter.

Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report based on information obtained from our sponsor, directors and officers named below and public filings, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of common stock; and

•	all our executive officers and directors as a group.

In the table below, the percentage ownership is based on 5,312,029 shares of Class A common stock (which includes Class A common stock that are underlying the units) and 2,739,916 shares of Class B common stock issued and outstanding as of as of the date of this Annual Report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class B common stock		Class A common stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Common Stock
Five Percent Holders
Focus Impact BHAC Sponsor, LLC(3) (our sponsor)(3)	1,495,363	54.6%	2,200,940	41.4%	45.9%
Crixus BH3 Sponsor LLC (our former sponsor)(4)	561,051	20.5%	799,060	15.0%	16.9%
Polar Asset Management Partners Inc.(5)			500,000	9.4%	6.2%
Kerry Propper and Antonio Ruiz-Gimenez(6)	—	—	350,794	6.6%	4.4%
Directors and Executive Officers
Carl Stanton(3)	—	—	—	—	—
Ernest Lyles(3)	—	—	—	—
Wray Thorn(3)	—	—	—	—	—
Troy Carter	25,000	*	—	—	*
Dia Simms	25,000	*	—	—	*
Eric Edidin(7)	—	—	—	—
Daniel Lebensohn(4)	561,051	20.5%	799,060	15.0%	16.9%
All officers and directors as a group (seven individuals)	611,051	22.3%	799,060	15.0%	17.5%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is c/o Focus Impact BH3 Acquisition Company, 1345 Avenue of the Americas, 33rd Floor, New York, NY 10105.
(2)
Interests shown consist solely of founder shares, which are Class B shares of common stock.  Such shares are convertible into shares of Class A common stock at the option of the holder thereof and will automatically upon the completion of our initial business combination.

(3)
Our sponsor is is governed by a three-member board of managers composed of Carl Stanton, Ernest Lyles and Wray Thorn.  Each manager has one vote, and the approval of a majority of the managers is required to approve an action of our sponsor.  Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities.

(4)
The former sponsor is controlled by BH3 Management LLC, an entity owned and controlled indirectly by Messrs. Daniel Lebensohn and Gregory Freedman. Messrs. Lebensohn and Freedman indirectly share voting and dispositive power over the shares held by our former sponsor and may be deemed to beneficially own the shares. Each of Messrs. Lebensohn and Freedman disclaims beneficial ownership of the shares held by the former sponsor other than to the extent of his respective pecuniary interest in such shares.

(5)
Based solely upon a Schedule 13G/A filed with the SEC on February 9, 2024 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares of Class A common stock of the company directly held by PMSMF. According to the Schedule 13G/A, the business address of the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6)
Based solely upon a Schedule 13G filed with the SEC on June 12, 2023 by Kerry Propper, a U.S. citizen, and Antonio Ruiz-Gimenez, a citizen of Spain. According to the Schedule 13G, (i) the securities are held by one or more private funds managed by a registered investment adviser (the “Adviser”), which has been delegated exclusive authority to vote and/or direct the disposition of such shares held by sub-accounts of one or more pooled investment vehicles managed by a Delaware limited liability company and a private fund managed by an affiliate of the Adviser (and Messrs. Ruiz-Gimenez and Propper are Managing Members of the Adviser and its affiliate), (ii) by virtue of the relationships, each of Messrs. Ruiz-Gimenez and Propper may be deemed to have shared voting and dispositive power with respect to the shares held by the private funds, (iii) for the purposes of Section 13d-3 of the Exchange Act, each of Messrs. Ruiz-Gimenez and Propper may be deemed to beneficially own the securities reported herein, and (iv) the business address of Messrs. Ruiz-Gimenez and Propper is 17 State Street, Suite 2130, New York, New York 10004.

(7)	Does not include any interest Mr. Edidin may have in the former sponsor.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In March 2021, our initial stockholders paid an aggregate of $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 shares of our Class B common stock.  The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the initial public offering (which was the case until the first early redemptions in December 2022).  The founder shares (including the shares of our Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.  Our anchor investors purchased an aggregate of approximately 22,980,000 units in the initial public offering at the public offering price of $10.00 per unit.  No anchor investor purchased more than 9.9% of the units offered.  In consideration of these purchases, our former sponsor entered into investment agreements with each of our anchor investors on October 4, 2021 pursuant to which such anchor investors purchased in the aggregate 1,450,758 founder shares from our former sponsor at approximately $0.004 per share (at cost).

Our former sponsor purchased an aggregate of 6,400,000 private placement warrants for a purchase price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of the initial public offering.  As such, our former sponsor’s interest in this transaction is valued at $9,600,000.  Each whole private placement warrant entitles the holder to purchase one share of our Class A common stock at a price of $11.50 per share.  The private placement warrants (including the shares of our Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On October 6, 2023, in connection with the second special meeting and the adoption of the founder share amendment, the former sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock. Such converted shares of Class A common stock are not entitled to receive funds from the trust account through redemptions or otherwise and remain subject to the existing transfer restrictions.

In connection the consummation of the Purchase Agreement, the former sponsor and the anchor investors transferred an aggregate of 3,746,303 shares of common stock and the former sponsor transferred 4,160,000 private placement warrants to the sponsor for an aggregate purchase price of $16,288.27. To permit the consummation of the Purchase Agreement, the board of directors waived the transfer restrictions on (i) the shares of common stock and the private placement warrants contained in the Letter Agreement, dated October 4, 2021, by and between the company and the former sponsor and the Warrant Agreement dated October 4, 2021, by and between the company and Continental Stock Transfer & Trust Company and (ii) the shares of common stock contained in the Investment Agreements, dated October 4, 2021 by and among the company, the former sponsor and each of its anchor investors. The sponsor has agreed that it will be bound by the same transfer restrictions as the former sponsor with respect to the shares of common stock and the private placement warrants contained in the Letter Agreement.

On November 2, 2023, the founder sold 25,000 founder shares for an aggregate purchase price of $109 to each of Dia Simms and Troy Carter.

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

Prior to the consummation of the Purchase Agreement, we maintained our executive offices at Crixus BH3 Acquisition Company, C/O BH3 Management LLC, 819 NE 2nd Avenue, Suite 500, Fort Lauderdale, FL 33304. Following the consummation of the Purchase Agreement, we maintain our executive offices at 1345 Avenue of the Americas, 33rd Floor, New York, NY 10105. Commencing on the date that our securities were first listed on Nasdaq and through March 31, 2023, we paid $15,000 per month to our former sponsor for office space and administrative services. Effective as of March 31, 2023, such agreement was terminated.

We will not pay compensation of any kind, including finder’s and consulting fees, to our former sponsor, sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination.  However, we will reimburse these individuals for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.  Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed.  There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may loan us funds as may be required.

On November 1, 2022, our former sponsor executed an unsecured promissory note and has agreed to loan us up to $1.5 million as may be required for working capital purposes (the “Working Capital Promissory Note”), the terms of which consist of no interest accrual and a maturity date commensurate with the date the initial business combination is consummated.  If we complete an initial business combination, we would repay such loaned amounts.  In the event that the initial business combination is not consummated, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.  Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender.  The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

On July 31, 2023, our former sponsor executed an unsecured promissory note and agreed to loan us up to $1,052,644 as may be required for extension payment purposes (the “Extension Promissory Note”), the terms of which consisted of no interest accrual and a maturity date commensurate with the date the initial business combination is consummated.  If we completed an initial business combination, we would repay such loaned amounts.  In the event that the initial business combination is not consummated, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

In connection with the consummation of the Purchase Agreement, the Working Capital Promissory Note (in the aggregate principal amount of $910,000) and the Extension Promissory Note (in the aggregate principal amount of $350,881) were terminated.

On February 26, 2024, our sponsor executed an unsecured promissory note and agreed to loan us up to $500,000 as may be required, the terms of which consist of no interest accrual and a maturity date commensurate with the date the initial business combination is consummated.  If we complete an initial business combination, we will repay such loaned amounts.  In the event that the initial business combination is not consummated, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account will be used for such repayment.  Up to the total principal amount of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender.  The warrants will be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

We entered into a registration rights agreement pursuant to which our former sponsor is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of our Class A common stock issuable upon exercise of the foregoing and upon conversion of the shares of Class B common stock. In connection the consummation of the Purchase Agreement, the sponsor entered into a joinder agreement to the registration rights agreement whereby it will be entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of our Class A common stock issuable upon exercise of the foregoing and upon conversion of the shares of Class B common stock purchased in accordance with the Purchase Agreement.

In connection with our first special meeting, as of November 25, 2022, we entered into an agreement with each of our then remaining anchor investors (representing an aggregate of 15,238,886 shares of then outstanding Class A common stock (approximately 66% of the Class A common stock outstanding on the date thereof)), pursuant to which, each of our then remaining anchor investors agreed to (i) vote (or cause to be voted) its beneficially owned shares of Class A common stock in favor of the charter amendment and the trust amendment (to the extent that the charter amendment proposal and the trust amendment proposal were submitted to a vote of stockholders at the special meeting) and (ii) not elect to have us redeem (and therefore not transfer to us) more than 60% of their shares of Class A common stock owned by them at such time; provided that, if the number of shares of Class A common stock elected to be redeemed by such anchor investor would cause such anchor investor (together with any of its affiliates) to beneficially own more than 9.99% of the shares of Class A common stock outstanding after giving effect to all redemptions of shares of Class A common stock in connection with the approval of the charter amendment proposal, we agreed to redeem such additional number of shares such that such anchor investor would beneficially own 9.99% or less of the shares of common stock outstanding after giving effect to all redemptions of shares of Class A Common Stock in connection with the approval of the charter amendment proposal. No party has any further obligations outstanding under such agreement.

In connection with the second special meeting, the company, the sponsor and the former sponsor, entered into non-redemption agreements with certain stockholders of the company, pursuant to which such stockholders agreed not to redeem (or validly rescind any redemption requests on) an aggregate of 1,946,794 shares of Class A common stock in connection with the vote at the second special meeting. In exchange for the foregoing commitments not to redeem such Non-Redeemed Stock, the sponsor agreed to transfer an aggregate of 389,359 shares of common stock to such stockholders immediately following the consummation of the company’s initial business combination.

On November 3, 2023, the company entered into the Subscription Agreement with the sponsor and Polar, an unaffiliated third party, pursuant to which Polar agreed to make certain capital contributions to the company of up to $1,200,000 from time to time, at the request of the company, subject to the terms and conditions of the Subscription Agreement, to the Company. Pursuant to the Subscription Agreement, the Capital Contribution shall be repaid to Polar by the company within five (5) business days of the company closing an initial business combination. Polar may elect to receive such repayment (i) in cash or (ii) in shares of common stock of the Surviving Entity at a rate of one share of common stock for each ten dollars ($10.00) of the Capital Contribution that is funded. Additionally, in consideration of the Capital Contribution, at the closing of an initial business combination, the Surviving Entity will issue to Polar one share of common stock for each dollar of Capital Contribution that is funded prior to the closing. The company also agreed that the Surviving Entity shall register for resale any shares of common stock issued to Polar pursuant to the Subscription Agreement. Upon certain events of default under the Subscription Agreement, the Surviving Entity shall issue to Polar an additional 0.1 shares of common stock for each dollar of the Capital Contribution funded as of the date of such default, and for each month thereafter until such default is cured, subject to certain limitations provided for therein. In the event the company liquidates without consummating an initial business combination, any amounts remaining in the company’s cash accounts (excluding the company’s trust account) will be paid to Polar by the company within five (5) calendar days of the liquidation, up to the amount of the Capital Contribution that is funded.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering.  An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.  Our board of directors has determined that Mr. Carter, Ms. Simms, Mr. Edidin and Mr. Lebensohn are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules.  Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Grant Thornton LLP, or Grant Thornton, acts as our independent registered public accounting firm. The following is a summary of fees paid to Grant Thornton for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton in connection with regulatory filings. During the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm, Grant Thornton were $89,812 and $73,500 for the services performed in connection with the Company’s 2023 and 2022 Form 10K SEC Filing.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees. We did not pay Grant Thornton for tax planning and tax advice during the year ended December 31, 2023.

All Other Fees. We did not pay Grant Thornton for other services during the year ended December 31, 2023.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.  Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1(11)	Business Combination Agreement, dated as of March 11, 2024.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
3.3(4)	Amendment to the Amended and Restated Certificate of Incorporation of Crixus BH3 Acquisition Company dated December 7, 2022.
3.4(8)	Amendment to the Amended and Restated Certificate of Incorporation of Crixus BH3 Acquisition Company dated October 6, 2023.
3.5(9)	Amendment to the Amended and Restated Certificate of Incorporation of Crixus BH3 Acquisition Company dated November 3, 2023.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated October 4, 2021, between the Company and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Company.
10.1(2)	Promissory Note, dated March 12, 2021, issued to Crixus BH3 Sponsor LLC.
10.2(2)	Securities Subscription Agreement, dated March 12, 2021, between the Company and Crixus BH3 Sponsor LLC.
10.3(1)	Letter Agreement, dated October 4, 2021, between the Company and Crixus BH3 Sponsor LLC.
10.4(1)	Letter Agreement, dated October 4, 2021, between the Company and each of the executive officers and directors of the Company.
10.5(1)	Investment Management Trust Agreement, dated October 4, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.6(1)	Registration Rights Agreement, dated October 4, 2021, among the Company, Crixus BH3 Sponsor LLC and certain securityholders.
10.7(1)	Private Placement Warrants Purchase Agreement, dated October 4, 2021, between the Company and Crixus BH3 Sponsor LLC.
10.8(1)	Form of Indemnity Agreement.
10.9(1)	Form of Investment Agreement.
10.10(3)	Form of Anchor Investors Agreement.
10.11(4)	Amendment to the Investment Management Trust Agreement, dated as of October 4, 2021, between Crixus BH3 Acquisition Company and Continental Stock Transfer & Trust Company dated December 7, 2022.
10.12*	Promissory Note, dated November 1, 2022, issued to Crixus BH3 Sponsor LLC.
10.13(5)	Promissory Note, dated July 31, 2023, issued to Crixus BH3 Sponsor LLC.
10.14(6)	Purchase Agreement, dated September 27, 2023, by and among Crixus BH3 Acquisition Company, Crixus BH3 Sponsor LLC and Focus Impact BHAC Sponsor, LLC.

Exhibit No.	Description
10.15(6)	Form of Anchor Transfer Agreement.
10.16(7)	Form of Non-Redemption Agreement.
10.17(9)	Subscription Agreement, dated November 2, 2023, by and among Crixus BH3 Acquisition Company, Focus Impact BHAC Sponsor, LLC and Polar Multi-Strategy Master Fund.
10.18(10)	Promissory Note, dated February 26, 2024, by and between Focus Impact BH3 Acquisition Company and Focus Impact BHAC Sponsor, LLC.
10.19(11)	Sponsor Letter Agreement, dated as of March 11, 2024.
10.20(11)	Soule Support Agreement, dated as of March 11, 2024.
10.21(11)	GL Support Agreement, dated as of March 11, 2024.
10.22(11)	Form of Company Support Agreement.
10.23(11)	Form of Management Support Agreement.
10.24(12)	Termination of Administrative Services Agreement, dated August 8, 2023, between the Company and Crixus BH3 Sponsor LLC.
21.1*	List of Subsidiaries.
31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Co-Chief Executive Officers required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-259269), filed with the SEC on September 29, 2021.
(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 30, 2022.
(4)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 7, 2022.
(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 2, 2023.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2023.
(7)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 3, 2023.
(8)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 6, 2023.
(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2023.
(10)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2024.
(11)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 12, 2024.
(12)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.

ITEM 16.	FORM 10-K SUMMARY

None

FOCUS IMPACT BH3 ACQUISITION COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Focus Impact BH3 Acquisition Company

Opinion on the financial statements

We have audited the accompanying balance sheets of Focus Impact BH3 Acquisition Company (a Delaware corporation) (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s working capital deficit as of December 31, 2023, and dependency on a completion of a business combination raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Philadelphia, Pennsylvania
April 23, 2024

FOCUS IMPACT BH3 ACQUISITION COMPANY
BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets
Cash	$631,337	$13,715
Income tax receivable	138,277	—
Prepaid expenses	11,306	—
Total current assets	780,920	13,715
Investment held in Trust Account	24,554,804	51,340,014
Total assets	$25,335,724	$51,353,729
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$157,789	$—
Excise tax payable	283,933	—
Income taxes payable	—	86,230
Reserve for uncertain tax positions	955,617	596,817
Derivative warrant liability	1,074,000	2,122,940
Convertible promissory note – related party, at fair value	—	300,000
Note Payable - Polar, at fair value	346,353	—
Due to related party	64,750	88,006
Total current liabilities	2,882,442	3,193,993
Deferred underwriting fee payable	—	8,050,000

Total liabilities	2,882,442	11,243,993

Temporary equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,312,029 and 5,012,592 shares issued and outstanding at approximately $10.38 and $10.00 redemption value at December 31, 2023 and 2022, respectively	24,005,323	50,125,920
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,000,000 and none shares issued and outstanding (excluding 2,312,029 and 5,012,592 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	300	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,739,916 and 5,750,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	274	575
Accumulated deficit	(1,552,615)	(10,016,759)
Total stockholders’deficit	(1,552,041)	(10,016,184)
Total liabilities, temporary equity and stockholders’ deficit	$25,335,724	$51,353,729

The accompanying notes are an integral part of the financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Operating costs	$(1,692,413)	$(2,210,778)
Loss from operations	(1,692,413)	(2,210,778)
Other income (expense):
Interest income – operating account	301	—
Interest income – Trust Account	2,296,926	3,038,631
Waiver of deferred offering costs liability	8,050,000	—
Change in fair value of derivative warrant liabilities	1,048,940	6,836,233
Change in fair value of Note Payable - Polar	(87,204)	—
Non-redemption agreement	(1,230,000)	—
Total other income, net	10,078,963	9,874,864
Income before provision for income taxes	8,386,550	7,664,086
Provision for income taxes	(510,293)	(683,047)
Net income	$7,876,257	$6,981,039
Weighted average shares outstanding, redeemable Class A common stock subject to possible redemption	4,368,896	21,817,266
Basic and diluted net income per share, redeemable Class A common stock subject to possible redemption	$1.11	$0.29
Weighted average shares outstanding, non-redeemable Class A common stock and Class B common stock	5,749,668	5,750,000
Basic and diluted net income per share, non-redeemable Class A common stock and Class B common stock	$0.53	$0.11

The accompanying notes are an integral part of the financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	—	$—	—	$—	5,750,000	$575	$—	$(13,027,822)	$(13,027,247)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(3,969,976)	(3,969,976)
Net income	—	—	—	—	—	—	—	6,981,039	6,981,039

Balance as of December 31, 2022	—	$—	—	$—	5,750,000	$575	—	$(10,016,759)	$(10,016,184)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(2,272,693)	(2,272,693)
Deemed contribution by Former Sponsor	—	—	—	—	—	—	—	1,323,661	1,323,661
Contribution - non-redemption agreements	—	—	—	—	—	—	—	1,230,000	1,230,000
Security Subscription Agreement - Polar	—	—	—	—	—	—	—	590,851	590,851
Excise tax payable	—	—	—	—	—	—	—	(283,933)	(283,933)
Cancellation and retirement of Class B common stock	—	—	—	—	(10,084)	(1)	—	1	—
Conversion of Class B common stock to Class A common stock	—	—	3,000,000	300	(3,000,000)	(300)	—	—	—
Net income	—	—	—	—	—	—	—	7,876,257	7,876,257
Balance as of December 31, 2023	—	$—	3,000,000	$300	2,739,916	$274	$—	$(1,552,615)	$(1,552,041)

The accompanying notes are an integral part of the financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$7,876,257	$6,981,039
Adjustments to reconcile net income to net cash used in operating activities:
Interest income – Trust Account	(2,296,926)	(3,038,631)
Change in fair value of derivative warrant liabilities	(1,048,940)	(6,836,233)
Change in fair value of Note Payable - Polar	(87,204)	—
Recovery of offering costs allocated to warrants	(8,050,000)	—
Non-redemption agreement	1,230,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(11,306)	570,994
Accounts payable and accrued expenses	157,789	(5,000)
Due to related party	(23,256)	88,006
Income tax payable	134,293	683,047
Net cash used in operating activities	(1,944,885)	(1,556,778)
Cash flows from investing activities
Sales of marketable securities in Trust Account	—	232,527,061
Investments in Trust Account	(350,881)	—
Proceeds from Trust Account	1,039,727	—
Purchases of marketable securities in Trust Account	—	(748,934,935)
Sales and maturities of marketable securities in Trust Account	—	700,391,261
Cash withdrawn from Trust Account in connection with redemption	28,393,290	—
Net cash provided by investing activities	29,082,136	183,983,387
Cash flows from financing activities
Proceeds from convertible promissory note	988,402	300,000
Payment of convertible promissory note	(300,000)	—
Proceeds from note payable – Polar	850,000	—
Proceeds from promissory note to related party	812,411	—
Repayment of promissory note to related party	(477,152)	—
Redemptions of common stock	(28,393,290)	(183,844,056)
Net cash used in financing activities	(26,519,629)	(183,544,056)
Net change in cash	617,622	(1,117,447)
Cash at beginning of year	13,715	1,131,162
Cash at end of year	$631,337	$13,715
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A common stock to redemption value	$2,272,693	$—
Excise tax payable	$283,933	$—
Conversion of Class B common stock to Class A common stock	$300	$—
Deemed contribution - forgiveness of convertible promissory note	$988,402	$—
Deemed contribution - forgiveness of promissory note	$335,259	$—
Cancellation and retirement of Class B common stock	$1	$—
Supplemental disclosure of cash flow information:
Income taxes paid	$376,000	$—

The accompanying notes are an integral part of the financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Note 1—Organization and Plan of Business Operations

Focus Impact BH3 Acquisition Company (f/k/a/ Crixus BH3 Acquisition Company) (the “Company” of “BHAC”) is a blank check company incorporated as a Delaware company on February 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

The registration statement for the Initial Public Offering (“IPO”) was declared effective on October 4, 2021 and the Company consummated the IPO by selling 23,000,000 units at a purchase price of $10.00 (“Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”). Each Unit consists of one Class A common stock and one-half Public Warrant. Each whole warrant (“Public Warrant”) entitles the holder to purchase one Class A common stock at a price of $11.50 per share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,400,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per warrant in a private placement to Crixus BH3 Sponsor LLC (the “Former Sponsor”) which is described in Note 4.

Following the closing of the IPO, an amount of $232,300,000 or $10.10 per Unit from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has not yet begun operations and therefore, all activity for the period from February 23, 2021 (date of inception) through December 31, 2023, relates to the Company’s Initial Public Offering and identifying a target for the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income or losses in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of the warrant derivative liability and convertible promissory note.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined in Note 4), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

On September 27, 2023, the Company, the Former Sponsor and Focus Impact BHAC Sponsor, LLC (the “Sponsor”) entered into a Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, subject to satisfaction of certain conditions, the Sponsor (i) agreed to purchase an aggregate of 3,746,303 shares of Class B common stock from the Former Sponsor and each of the anchor investors and 4,160,000 private placement warrants from the Former Sponsor for an aggregate purchase price of $16,288 and (ii) became the Sponsor of the Company (together, the “Purchase”). In connection therewith, the Sponsor also entered into anchor transfer agreements with each of its anchor investors, whereby each anchor agreed, subject to the conditions contained therein, when and as directed by the Sponsor, to transfer 2/3 of their shares of Class B common stock for no consideration; provided, however, upon the request of an anchor investor, the Sponsor shall pay to them $0.0043 per share. The Purchase Agreement closed effective as of November 2, 2023. On November 3, 2023, the Company changed its corporate name to “Focus Impact BH3 Acquisition Company”, pursuant to an amendment to its amended and restated certificate of incorporation filed with the Delaware Secretary of State on November 3, 2023.

On December 20, 2023, one of the Company’s anchor investors submitted 10,084 Class B common stock to the Company for no consideration to be cancelled.

The Purchase Agreement closed as of November 2, 2023. In connection with the closing of the Purchase, the Sponsor, among other things, joined as a party to (i) the Letter Agreement, dated October 4, 2021, by and between the Company and the Former Sponsor (the “Letter Agreement,”) and (ii) the Registration and Stockholder Rights Agreement, dated October 4, 2021, among the Company, the Former Sponsor and certain security holders party thereto.

As of October 6, 2023, the Former Sponsor and the Sponsor entered into Non-Redemption Agreements on substantially the same terms with certain stockholders of the Company, pursuant to which such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,946,794 Non-Redeemed Shares in connection with the October 2023 Special Meeting. In exchange for the foregoing commitments not to redeem such shares of Class A common stock, the Sponsor agreed to transfer an aggregate of 389,359 shares of common stock held by the Sponsor to such stockholders immediately following consummation of an initial Business Combination if they continued to hold such Non-Redeemed Shares through the October 2023 Special Meeting. On October 6, 2023, following approval by the Company’s stockholders at the October 2023 Special Meeting, the Company effected an amendment to its amended and restated certificate of incorporation, the effect of which was to (i) further extend the period of time by which the Company has to consummate an initial Business Combination to the New Termination Date and (ii) provide for the right of a holder of shares of Class B common stock to convert its shares of Class B common stock into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder. In connection therewith, 2,700,563 public shares were tendered for redemption and the Sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock. Upon conversion of Class B common stock to Class A common stock, such Class A common stock will not be entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. Immediately after giving effect to the Second Redemption and the Conversion, on October 24, 2023, the Company had approximately $24.6 million remaining in the Trust Account, and 5,312,029 shares of Class A common stock (including the 3,000,000 converted shares of Class B common stock) and 2,750,000 shares of Class B Common Stock outstanding.

On November 3, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party, pursuant to which Polar agreed to make certain capital contributions to the Company of up to $1,200,000 (the “Capital Contribution”) from time to time, at the request of the Company, subject to the terms and conditions of the Subscription Agreement, to the Company. Pursuant to the Subscription Agreement, the Capital Contribution shall be repaid to Polar by the Company within five (5) business days of the Company closing an initial business combination (the “Closing”). Polar may elect to receive such repayment (i) in cash or (ii) in shares of common stock of the surviving entity in such initial Business Combination (the “Surviving Entity”) at a rate of one share of common stock for each ten dollars ($10.00) of the Capital Contribution that is funded. Additionally, in consideration of the Capital Contribution, at the Closing, the Surviving Entity will issue to Polar one share of common stock for each dollar of Capital Contribution that is funded prior to the Closing.

Proposed Business Combination Agreement

On March 11, 2024, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Focus Impact BH3 Newco, Inc., a Delaware corporation and wholly owned subsidiary of BHAC (“NewCo”), Focus Impact BH3 Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of NewCo (“Merger Sub 1”), Focus Impact BH3 Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of NewCo (“Merger Sub 2”), and XCF Global Capital, Inc., a Nevada corporation (“XCF”). Pursuant to the Business Combination Agreement, and subject to the terms and conditions contained therein, the Business Combination will be effected in two steps: (a) BHAC will merge with and into Merger Sub 1 (the “NewCo Merger”), with Merger Sub 1 being the surviving entity of the NewCo Merger as a wholly owned subsidiary of NewCo; and (b) immediately following the NewCo Merger, Merger Sub 2 will merge with and into XCF (the “Company Merger” and, together with the NewCo Merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with XCF being the surviving corporation of the Company Merger as a wholly owned subsidiary of NewCo. As a result of the Business Combination, NewCo will become a new publicly-traded company.

The Business Combination; Consideration

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i)
BHAC will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity of the NewCo Merger as a direct wholly owned subsidiary of NewCo, and (x) each share of BHAC’s Class A common stock, par value $0.0001 per share (“BHAC Class A Common Stock”) outstanding immediately prior to the effectiveness of the NewCo Merger will be converted into the right to receive one share of NewCo’s Class A common stock, par value $0.0001 per share (“NewCo Common Stock”), (y) each share of BHAC’s Class B common stock, par value $0.0001 per share (“BHAC Class B Common Stock”), outstanding immediately prior to the effectiveness of the NewCo Merger will be converted into the right to receive one share of NewCo Common Stock, and (z) each warrant of BHAC outstanding immediately prior to the effectiveness of the NewCo Merger will be converted into the right to receive one warrant of NewCo (the “NewCo Warrants”), with NewCo assuming BHAC’s rights and obligations under the existing warrant agreement; and

(ii)
immediately following the NewCo Merger, Merger Sub 2 will merge with and into XCF, with XCF being the surviving corporation of the Company Merger as a direct wholly owned subsidiary of NewCo, and each share of common stock of XCF outstanding immediately prior to the effectiveness of the Company Merger will be converted into the right to receive shares of NewCo Common Stock determined in accordance with the Business Combination Agreement based on a pre-money equity value of XCF of $1,750,000,000, subject to adjustments for net debt and transaction expenses, and a price of $10.00 per share of NewCo Common Stock.

Conditions to Closing

The Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) approval of the Business Combination and related agreements and transactions by the BHAC stockholders and the XCF stockholders, (b) effectiveness of the proxy / registration statement on Form S-4 (the “Registration Statement”) to be filed by BHAC and NewCo in connection with the Business Combination, (c) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (d) receipt of approval for listing on the New York Stock Exchange (“NYSE”) or The Nasdaq Stock Market LLC (“Nasdaq”), as applicable, the shares of NewCo common stock to be issued in connection with the Business Combination, and (e) the absence of any order, law or other legal restraint or prohibition preventing the consummation of the Business Combination in effect. Other conditions to XCF’s obligations to consummate the Business Combination include, among others, (i) the accuracy of the representations and warranties of BHAC as of the closing of the Business Combination (the “Closing”), (ii) the performance or compliance of each BHAC covenant in all material respects at or prior to the Closing and (iii) receipt of a certificate signed by a BHAC authorized officer certifying the satisfaction of the preceding clauses (i) and (ii). Other conditions to BHAC’s obligations to consummate the Business Combination include, among others, (v) closing of the acquisition of New Rise Renewables, LLC and New Rise SAF Renewables Limited Liability Company (collectively, “New Rise”), (w) entry into an amended and restated supply and offtake agreement with a key supplier or another party (the “Key Agreement”) on terms and conditions reasonably satisfactory to BHAC, (x) the accuracy of the representations and warranties of XCF as of the Closing, (y) the performance or compliance of each XCF covenant in all material respects at or prior to the Closing and (z) receipt of a certificate signed by an XCF authorized officer certifying the satisfaction of the preceding clauses (x) and (y).

Covenants

The Business Combination Agreement contains covenants, including, among others, providing for (i) XCF to conduct its business in the ordinary course in all material respects through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) XCF to prepare and deliver to BHAC certain audited and unaudited consolidated financial statements of XCF, (iv) BHAC and NewCo to prepare, with the assistance of XCF, and BHAC and NewCo to file, the Registration Statement and take certain other actions to obtain the requisite approval of BHAC stockholders of certain proposals regarding the Business Combination, and (v) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties by BHAC and XCF for transactions of this type regarding themselves and their respective businesses. The representations and warranties of the respective parties to the Business Combination Agreement will not survive the Closing of the Business Combination.

Termination

The Business Combination Agreement contains certain termination rights for both BHAC and XCF including, among others, that the Business Combination Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of BHAC and XCF, (ii) by written notice from either BHAC or XCF to the other if certain approvals of the BHAC stockholders, to the extent required under the Business Combination Agreement, are not obtained as set forth therein, (iii) by written notice from BHAC, if certain approvals of the XCF stockholders are not obtained within two (2) business days after the Registration Statement is declared effective, (iv) by written notice from BHAC if the Key Agreement is not entered into by a specified date or a key supplier exercises certain rights under the Key Agreement in connection with the Business Combination and (v) by either BHAC or XCF in certain other circumstances set forth in the Business Combination Agreement, including, among others, (a) if the Closing is permanently enjoined, restrained or prohibited by the terms of a final, non-appealable governmental order, (b) in the event of certain uncured breaches by the other party, (c) if the BHAC stockholders do not approve the Business Combination or (d) if the Closing has not occurred on or prior to September 11, 2024 (the “Termination Date”), provided that the Termination Date will be automatically extended to November 11, 2024 if the Registration Statement is not declared effective on or prior to September 11, 2024.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Certain Related Agreements

Sponsor Letter Agreement

On March 11, 2024, concurrently with the execution and delivery of the Business Combination Agreement, BHAC entered into a Sponsor Letter Agreement (the “Sponsor Letter Agreement”), with the Sponsor and NewCo, pursuant to which the Sponsor has unconditionally and irrevocably agreed to, among other things: (a) vote at any meeting of the stockholders of BHAC, and in any action by written resolution of the stockholders of BHAC, all of the shares of BHAC Class B common stock held by the Sponsor to approve the Business Combination and all related transactions and proposals; (b) vote against any proposal, action or agreement that would result in a breach of any of BHAC’s covenants, representations, warranties or other obligations or agreements under the Business Combination Agreement; and (c) waive any rights to adjustment or other anti-dilution or similar protections with respect to the rate at which the shares of BHAC Class B common stock held by the Sponsor will convert into other shares of capital stock of BHAC or shares of NewCo Common Stock in connection with the Business Combination and related transactions; in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

Pursuant to the Sponsor Letter Agreement, the Sponsor also agreed to, among other things, certain lock-up restrictions with respect to the shares of NewCo Common Stock until the earlier of (i) 12 months following the Closing and (y) the date on which NewCo completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of NewCo’s stockholders having the right to exchange their equity for cash, securities or other property, subject to certain exceptions; provided that such lock-up restrictions will lapse prior to their expiration upon the occurrence of certain events, including the closing price of the shares of NewCo Common Stock equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing.

Support Agreements

On March 11, 2024, concurrently with the execution and delivery of the Business Combination Agreement, BHAC, NewCo and XCF entered into Company Support Agreements (collectively, the “Support Agreements”) with (i) Randy Soule, majority stakeholder of New Rise, and his affiliated entity (the “Soule Support Agreement”), (ii) GL Part SPV I, LLC, an existing XCF stockholder and New Rise equityholder (the “GL Support Agreement”), (iii) certain XCF stockholders (the “Company Support Agreement”) and (iv) certain members of XCF management (the “Management Support Agreement”). Pursuant to the Support Agreements, certain XCF stockholders and New Rise equityholders agreed to, among other things, vote to adopt and approve the Business Combination Agreement and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of the Support Agreements, and vote against any alternative transaction, business combination or agreement that is intended to, or would reasonably be expected to, impede, interfere with, delay, postpone, adversely affect or prevent the Closing of the Business Combination or the Support Agreements or result in a breach of any covenant, representation, warranty or any other obligation or agreement thereunder.

Pursuant to the Support Agreements, certain XCF and New Rise stockholders also agreed to, among other things, (a) to the extent required or applicable, vote or provide consent for purposes of authorizing and approving the Business Combination or the Business Combination Agreement, (b) when any meeting of XCF stockholders is held, appear at such meeting or otherwise cause the XCF stockholder’s Covered Shares (as defined in the applicable Support Agreements) to be counted as present thereat for purposes of calculating a quorum, or respond to the request by XCF for written consent, as applicable, (c) vote or provide consent in any other circumstances upon which a consent or other approval is required under XCF’s organizational documents (as applicable) and (d) not transfer any Covered Shares through the Closing. Notwithstanding the foregoing, the Soule Support Agreement and the GL Support Agreement provide that unless and until XCF or BHAC obtains not less than $50 million in additional financing following the execution and delivery of the Business Combination Agreement, such parties may transfer any direct or indirect equity interests in New Rise in an aggregate amount of up to the lesser of (x) 15% of such parties’ equity interests in New Rise and (y) $100 million, in the case of Randy Soule and his affiliated entity, or $50 million, in the case of GL Part SPV I, LLC.

Pursuant to the Support Agreements:

(i)
the members of XCF management party to the Management Support Agreements have also agreed that they will not transfer shares of NewCo Common Stock held by such parties until the earlier of (x) twelve months after the Closing  and (y) the date on which NewCo (or its successor) completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of NewCo’s (or such successor’s) stockholders having the right to exchange their securities for cash, securities or other property; provided that such transfer restrictions will lapse prior to their expiration upon the occurrence of certain events, including the closing price of the shares of NewCo Common Stock equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing;

(ii)
each of the XCF stockholders party to the Company Support Agreements and the party to the GL Support Agreement have also agreed that with respect to 90% of shares of NewCo Common Stock held by such parties (the “Lock-up Shares”), they will not transfer such Lock-up Shares until the earlier of (x) twelve months after the Closing and (y) the date on which NewCo (or its successor) completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of NewCo’s (or such successor’s) stockholders having the right to exchange their securities for cash, securities or other property; provided that such transfer restrictions will lapse prior to their expiration upon the occurrence of certain events, including the closing price of the shares of NewCo Common Stock equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing; provided, further, that such parties may transfer (A) on or after 90 days following the first quarterly earnings release published following the Closing, 10% of the Lock-up Shares, (B) on or after 180 days following the closing date of the Business Combination, 30% of the Lock-up Shares and (C) on or after 360 days following the closing date of the Business Combination, 60% of the Lock-up Shares; and

(iii)	the Soule Support Agreement does not contain any lock-up restrictions following the Closing.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Going Concern

The Company has incurred and expects to continue to incur additional costs in pursuit of its initial Business Combination. The Company has determined that it will not be able to sustain operations for the next twelve months without additional financing. As of December 31, 2023, the Company had $631,337 in its operating bank account available for working capital needs, $24,554,804 investments in liquid securities held in trust, which are not available for working capital needs, and a working capital deficit of $2,101,522. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Former Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares (as defined in Note 4), a Note Payable to Former Sponsor (Note 5) in the amount of $563,009 and net borrowings of $988,402 pursuant to the Convertible Promissory Note issued to the Former Sponsor (Note 4). The Company fully repaid the Note Payable to Sponsor on October 7, 2021.

On July 31, 2023, the Company issued a non-interest-bearing promissory note in the aggregate principal amount of up to $1,052,644 to the Former Sponsor (the “Extension Promissory Note”).

At closing of the Purchase Agreement with Sponsor on November 2, 2023, the Convertible Promissory Note and Extension Promissory Note were terminated and of no further force and effect, resulting in loan forgiveness by the note holder.

In association with the Subscription Agreement (discussed in Note 3), the Company had borrowed $850,000. Following approval by the Company’s stockholders at the October 2023 Special Meeting, the Company’s amended and restated certificate of incorporation was amended to further extend the period of time by which the Company has to consummate an initial Business Combination to July 31, 2024, the New Termination Date.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete an initial Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until July 31, 2024, to consummate a Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, and the New Termination Date is not extended beyond July 31, 2024, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 31, 2024

On March 11, 2024, the Company entered into a proposed Business Combination Agreement with XCF.

Note 2 — Revision of Previously Issued Financial Statements

During preparation of the financial statements for the year ended December 31, 2023, the Company determined that the amounts of operating costs and provision for income taxes for the year ended December 31, 2022, were understated by $88,006 and $596,817, respectively.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the year ended December 31, 2022, should be revised to reflect the impact of the overstatement.

Impact of the Revision

	December 31, 2022
	As previously reported	Adjustment	As revised
Balance Sheet
Reserve for uncertain tax positions	$—	$596,817	$596,817
Due to related party	$—	$88,006	$88,006
Total current liabilities	$2,509,170	$684,823	$3,193,993
Total liabilities	$10,559,170	$684,823	$11,243,993
Accumulated deficit	$(9,331,936)	$(684,823)	$(10,016,759)
Total stockholders’ deficit	$(9,331,361)	$(684,823)	$(10,016,184)

Statement of Operation
Operating costs	$(2,122,772)	$(88,006)	$(2,210,778)
Loss from operations	$(2,122,772)	$(88,006)	$(2,210,778)
Income before provision for income taxes	$7,752,092	$(88,006)	$7,664,086
Provision for income taxes	$(86,230)	$(596,817)	$(683,047)
Net income	$7,665,862	$(684,823)	$6,981,039
Basic and diluted net income per share, redeemable Class A common stock subject to possible redemption	$0.32	$(0.03)	$0.29
Basic and diluted net income per share, non-redeemable Class A common stock and Class B common stock	$0.13	$(0.02)	$0.11

Statement of Changes in Stockholders’ Deficit
Accumulated deficit	$(9,331,936)	$(684,823)	$(10,016,759)
Total stockholders’ deficit	$(9,331,361)	$(684,823)	$(10,016,184)

Statement of Cash Flows
Net income	$7,665,862	$(684,823)	$6,981,039
Changes in operating assets and liabilities:
Due to related party	$—	$88,006	$88,006
Income tax payable	$86,230	$596,817	$683,047

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Note 3—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

As of December 31, 2023 and 2022, the Company had $631,337 and $13,715, respectively, in cash outside of the Trust Account available for working capital needs. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Investments Held in Trust Account

As of December 31, 2023, investments held in Trust Account consisted of mutual funds that invest primarily in U.S. government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are classified as available-for-sale and presented on the balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

During the year ended December 31, 2022, the Trust Account held U.S. Treasury securities classified as held-to-maturity in accordance with ASC Topic 320, “Investments — Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method, at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest income in the accompanying statements of operations. The Company estimated the expected credit loss for each security in its portfolio using the probability-of-default method. The Company concluded there were no expected losses as of December 31, 2022.

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

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares acquired by directors of the Company. The acquired shares shall vest upon the Company consummating a Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director or officer is removed from office or ceases to be a director or officer, the Company will have the right to repurchase the individual’s Founder Shares at the price paid by the individual. Holders of the Company’s founder shares  have agreed not to transfer, assign or sell any of their founder shares and any shares of our Class A common stock issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination; and (ii) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property (except to certain permitted transferees and under certain limited circumstances). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares (except that the anchor investors will be permitted to abstain from voting founder shares).

The shares were issued on November 2, 2023, and the shares vest, not upon a fixed date, but upon consummation of a Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of November 2, 2023. The valuation resulted in a fair value of $3.13 per share as of November 2, 2023, or an aggregate of $156,500 for the 50,000 shares. The aggregate amount paid for the transferred shares was approximately $200. The excess fair value over the amount paid is $156,300, which is the amount of share-based compensation expense which the Company will recognize upon consummation of a Business Combination.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“Topic 820”), approximates the carrying amounts represented in the accompanying financial statements. Topic 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of characteristics specific to the financial instruments, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Convertible Promissory Note

The Company accounts for its Convertible Promissory Note under ASC 815 “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825 “Financial Instruments – Overall” (“ASC 825”). The Company has made such election for its Convertible Promissory Note. Using fair value option, the Convertible Promissory Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash within change in the fair value of the Convertible Promissory Note in the statements of operations. On November 2, 2023, the Convertible Promissory Note was terminated and of no further force and effect, resulting in loan forgiveness by the note holder. For the terminated Convertible Promissory Note, the Company followed ASC 470 “Debt” (“ASC 470”). As a result, the Convertible Promissory Note was assigned a value of zero upon termination of the note.

As the holders of the Convertible Promissory Notes are equity holders in the Company, the resulting gain of $988,402 on the extinguishment of the Convertible Promissory Note was included in deemed contribution by Former Sponsor on the statement of changes in stockholders’ deficit.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Related Party Promissory Note

On July 31, 2023, the Company issued a non-interest bearing promissory note in the aggregate principal amount of up to $1,052,644 (“Related Party Promissory Note”) to the Former Sponsor and borrowed a net amount of $400,009.

On November 2, 2023, $335,259 of the Related Party Promissory Note was terminated and of no further force and effect, resulting in loan forgiveness by the note holder. For the terminated Related Party Promissory Note, the Company followed ASC 470. As a result, the Related Party Promissory Note was assigned a value of $64,749.

As the holders of the Convertible Promissory Notes are equity holders in the Company, the resulting gain on the extinguishment of the Convertible Promissory Note was recognized as a capital contribution to the Company. For the year ended December 31, 2023, the Company recorded a $335,259 capital contribution included in deemed contribution by Former Sponsor on the statement of changes in stockholders’ deficit.

Due to related party

A related party paid certain expenses on behalf of the Company with the amount due upon demand. At December 31, 2023 and 2022, the related party was due $64,750 and $88,006 respectively.

Non-Redemption Agreement

The Company has determined the Non-Redemption Agreements are an equity classified derivative instrument. As such, the Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, the value of the 389,359 Class B common stock, determined to be $1,230,000, transferred to the non-redeeming shareholders is treated as an equity contribution and recognized as operating costs in the statement of operations. The value of the Class B common stock forfeited by the Sponsors is reported as an increase to stockholders’ deficit.

Subscription Agreement

On November 3, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar, pursuant to which Polar agreed to make certain capital contributions to the Company of up to $1,200,000 (the “Capital Contribution”) at the request of the Company. The Capital Contribution shall be repaid to Polar by the Company within five (5) business days of the Company closing an initial Business Combination (the “Closing”). Polar may elect to receive such repayment (i) in cash or (ii) in shares of common stock of the surviving entity in such initial Business Combination (the “Surviving Entity”). Additionally, in consideration of the Capital Contribution, at the Closing, the Surviving Entity will issue to Polar one share of common stock for each dollar of Capital Contribution that is funded prior to the Closing (“Subscribed Shares”). The Subscription Agreement includes two separate transactions– a promissory note (“Note Payable – Polar”) and a share subscription agreement (“SSA – Polar”).

In accordance with ASC 825, the Company has elected to record the Note Payable - Polar at fair value upon issuance and will remeasure the Note Payable - Polar at fair value at each reporting period. Changes in the estimated fair value of the Note Payable - Polar are recognized within change in the fair value of the Note payable - Polar in the statements of operations. At December 31, 2023 the Company had borrowed $850,000 under the Subscription Agreement and reported the fair value on the balance sheet $346,353. At December 31, 2022, there were no borrowings under the Note Payable - Polar. The Note Payable - Polar is remeasured to fair value at each reporting date. Changes in fair value of $87,204 were included in the statement of operations during the year ended December 31, 2023.

The SSA – Polar is indexed and settled in the Company’s common stock and is thus considered an equity classified instrument under ASC815. As of the issuance date, the SSA – Polar’s value of  $590,851 was determined based on the residual amount of the proceeds received of $850,000 less the fair value of the Note Payable – Polar of $259,159.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Capital Market Advisors

In 2023, the Company engaged the services of multiple entities to act as capital market advisors (“CMA”), specifically to advise on market conditions, seeking an extension for completing a Business Combination, a possible Business Combination, and acting as a placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities or other capital or debt raising transaction. No fees are due the advisors until consummation of the Business Combination and are payable at that time in a combination of cash and shares of common stock of the public company entity that survives the Business Combination.  In accordance with ASC 718, at December 31, 2023, the value of the shares issuable as of the execution date of the contracts was $312,600. Additionally, the Company will pay $3,500,000 plus an amount equal to 4.0% (together the “Deferred CMA Fees”) of the sum of (A) the gross proceeds raised from investors identified by the advisor received by the Company or Target plus (B) proceeds released from the Trust Account in connection with the closing of the Business Combination with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem shares of the Company’s Class A common stock.

In accordance with ASC Topic 450, “Contingencies,” (“ASC 450”), the Company has not recognized a liability for the value of the potential issuance of shares or the Deferred CMA Fees since the completion of a Business Combination is a performance condition that is not yet considered probable.

Derivative Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC 815-40 Derivatives and Hedging—Contracts in Entity’s Own Equity,” and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC815-40, the Warrant Securities are recorded as derivative liabilities on the balance sheets and measured at fair value at issuance and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features include certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, 2,312,029 and 5,012,592 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets, respectively.

All of the 23,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering (5,012,592 of which remained outstanding after giving effect to the First Redemption and 2,312,029 of which remained outstanding (excluding the 3,000,000 converted shares of Class B common stock) after the Second Redemption) contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Accretion of redeemable common stock results in charges against accumulated deficit.

Changes in the carrying amount of common stock subject to redemption are affected by earnings on the Trust Account that exceed amounts payable for taxes, additional funding of the Trust Account, amounts withdrawn from the Trust Account to pay tax obligations and redemptions of the Company’s Class A common stock and shares. For the year ended December 31, 2023 and 2022, $2,272,693 and $3,969,976 of accretion was recorded on Class A common stock, respectively.

Purchase of Shares by Sponsor

Pursuant to the closing of the Purchase Agreement, the Sponsor agreed to purchase an aggregate of 3,746,303 shares of Class B common stock from the Former Sponsor and each of the anchor investors and 4,160,000 private placement warrants from the Former Sponsor for an aggregate purchase price of $16,288. The Company accounts for the value of the shares acquired in excess of the purchase price in accordance with ASC 340 “Other Assets and Deferred Costs” (“ASC 340”). Management of the Company determined the fair value of the Class B common stock and Private Placement Warrants acquired to be $11,892,328.  The excess value of the Class B common stock and Private Placement Warrants acquired was $11,876,040.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s operations included those activities necessary to consummate a Business Combination. As such, the Company deducted startup and operating costs for tax purposes. As there is uncertainty in regard to this approach, the Company recognized a reserve for uncertain tax positions on the balance sheet.  At December 31, 2023 and 2022, the Company reported $955,617 and $596,817 on the balance sheet for this uncertainty.

Recent Accounting Standards

In August 2020, FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging – Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

The Company’s results of operations and ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and the Company’s ability to complete an initial business combination.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Uncertain Tax Position

As discussed above, the Company has taken an uncertain position for certain tax deductions. As such, the Company has recognized a reserve for uncertain tax positions on the balance sheet in the amount of $955,617 and $596,817 for December 31, 2023 and 2022, respectively.

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

Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could potentially reduce the per-share amount that the Company’s public stockholders would otherwise be entitled to receive upon redemption of their public shares, cause a reduction in the cash available on hand to complete a Business Combination and hinder the Company’s ability to complete a Business Combination. At December 31, 2023 the Company recognized an excise tax liability of $283,933 related to share redemptions. In accordance with ASC 340-10-S99-1, the liability does not impact the condensed statements of operations and is offset against accumulated deficit because additional paid-in capital is not available.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Net Income Per Common Stock

The Company has two classes of shares outstanding, which are referred to as redeemable Class A common stock and non-redeemable Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Basic net income per share of common stock is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net income per share calculation the warrants to purchase common stock and the shares issuable in accordance with the Subscription Agreement are considered to be potentially dilutive securities pursuant to the treasury stock method. In order to determine the net income attributable to both the redeemable Class A common stock and the non-redeemable Class A common stock and Class B common stock, the Company first considered the total income allocable to both sets of shares. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any change to the redemption value of the redeemable Class A common stock is treated as a deemed dividend for the purposes of the numerator in the earnings per share calculation, as the redemption value approximates fair value. Additionally, the excise tax payable is treated as a deemed dividend as the activity of redeeming shares that generates the excise tax is done for the benefit of the redeemable Class A common stockholders. Subsequent to calculating the total income allocable to both sets of shares, the Company calculates the amount to be allocated pro rata between the redeemable Class A common stock and non-redeemable Class A common stock and Class B common stock for each of the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023	2022
Net income, as reported	$7,876,257	$6,981,039
Reconciliation items:
Deemed dividend to redeemable Class A stockholders	(2,556,626)	(3,969,976)
Allocation of net income, as adjusted	$5,319,631	$3,011,063

	For the Year Ended December 31,
	2023		2022
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B

Basic and diluted net income per share:
Numerator:
Allocation of net income attributable to common stockholders, as adjusted	$2,296,859	$3,022,772	$2,383,013	$628,050
Allocation of accretion of temporary equity to redeemable Class A shares	2,556,626	—	3,969,976	—
Allocation of net income	$4,853,485	$3,022,772	$6,352,989	$628,050
Denominator:
Weighted average common stock outstanding, basic and diluted	4,368,896	5,749,668	21,817,266	5,750,000

Basic and diluted net income per common share	$1.11	$0.53	$0.29	$0.11

As of December 31, 2022, the promissory notes convertible into warrants at a price of $1.50 per warrant and as of December 31, 2023 and 2022, the outstanding warrants to purchase 17,896,782 shares of Class A common stock were excluded from the computation of diluted net income per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. At December 31, 2023, 935,000 class A common shares that may be issued in association with the Subscription Agreement are excluded from diluted net income per share as the conditions for the issuance of the shares has not happened.

Note 4—Related Party Transactions

Founder Shares

Prior to the IPO, the Former Sponsor and directors (the “Initial Stockholders”) purchased an aggregate of 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock,” “Class B Shares” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. Prior to the initial investment in the Company of $25,000 by our initial stockholders, the Company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of founder shares issued. The initial stockholders (including the anchor investors) collectively owned 20% of the outstanding shares of common stock following the IPO. Certified qualified institutional buyers or institutional accredited investors, as defined in Rule 144A and Regulation D, respectively, under the Securities Act, which are not affiliated with the Company, the Former Sponsor, the Company’s directors or any member of management and that purchased an aggregate of approximately 22,980,000 units in the IPO at the public offering price (“herein referred to as “anchor investor”) purchased the number of Units for which it had provided an indication of interest (not to exceed 9.9% of the units sold in the Initial Public Offering). In consideration of these purchases, the Former Sponsor entered into an investment agreement with each of the anchor investors pursuant to which the Former Sponsor sold 1,450,758 founder shares in the aggregate, at their original purchase price of approximately $0.004 per share.

The founder shares are identical to the shares of the Class A common stock included in the Units sold in the offering, except that:

•
prior to the Company’s initial Business Combination, only holders of the founder shares have the right to vote on the election of directors and holders of a majority of the founder shares may remove a member of the board of directors for any reason;

•	the founder shares are subject to certain transfer restrictions, as described in more detail below;

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

•
the founder shares are shares of Class B common stock that will automatically convert into shares of the Company’s Class A common stock upon the completion of the initial Business Combination or earlier at the option of the holder thereof;

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

Transfer restrictions on founder shares

Holders of the Company’s founder shares (including the anchor investors) have agreed not to transfer, assign or sell any of their founder shares and any shares of our Class A common stock issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination; and (ii) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property (except to certain permitted transferees and under certain limited circumstances). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares (except that the anchor investors will be permitted to abstain from voting founder shares).

In conjunction with each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the Initial Public Offering, the Former Sponsor sold an aggregate of 1,450,758 Founder Shares at their original purchase price. The Company estimated the fair value of the Founder Shares attributable to the anchor investors to be $9.3 million or $6.40 per share as of October 7, 2021 (date of the Initial Public Offering).

The excess of the fair value of the founder shares sold over the purchase price of $5,803 (or $0.004 per 1,450,758 share) was determined to be an issuance cost of the Initial Public Offering incurred on the Company’s behalf. Accordingly, this issuance cost as well as Offering Costs were accounted for as an equity contribution from the Former Sponsor. As a portion of the Initial Public Offering consisted of Warrant Securities that are accounted for as liabilities, as such the fair value of the 1,450,758 Founder Shares sold to the anchor investors by the Former Sponsor ($0.6 million) was allocated to the warrant liabilities as of October 7, 2021 (date of Public Offering).

On November 2, 2023, the Sponsor acquired an aggregate of 3,746,303 shares of Class B common stock from the Former Sponsor and each of the anchor investors and 4,160,000 private placement warrants from the Former Sponsor. Contemporaneously with the shares acquired by the Sponsor, the Sponsor transferred an aggregate of 50,000 class B common shares to two of the Company’s directors.

In connection with the October 2023 Special Meeting the Sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock. Upon conversion of Class B common stock to Class A common stock, such Class A common stock are entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions.

Private Placement Warrants

Simultaneously with the Initial Public Offering, the Former Sponsor purchased an aggregate of 6,400,000 Private Placement Warrants at $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,600,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (subject to adjustment in certain circumstances). The net proceeds from the Private Placement Warrants of $2,300,000 were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the net proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants: (i) will not be redeemable by the Company so long as they are held by the Former Sponsor or Sponsor or any of its permitted transferees; (ii) may be exercised for cash or on a cashless basis, so long as they are held by the Former Sponsor or Sponsor or any of its permitted transferees and (iii) are (including the common stock issuable upon exercise of the Private Placement Warrants) entitled to registration rights. Additionally, the Former Sponsor and Sponsor have agreed not to transfer, assign or sell any of the Private Placement Warrants, including the Class A common stock issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the Business Combination.

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

Convertible Promissory Note

In order to finance transaction costs in connection with the Business Combination, on November 1, 2022 the Former Sponsor executed an unsecured Convertible Promissory Note and agreed to loan the Company up to $1,500,000 as may be required, the terms of which consist of no interest accrual and a maturity date commensurate with the date the Business Combination has been consummated (“Working Capital Loans”). In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the  Former Sponsor. Effective as of November 2, 2023, in connection with the closing of the transactions contemplated by the Purchase Agreement, the Convertible Promissory Note was forgiven by the note holder. For the year ended December 31, 2023, the Company recorded a $988,402 capital contribution included in deemed contribution by Former Sponsor on the statement of changes in stockholders’ deficit.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on October 7, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company has agreed to pay an affiliate of the Former Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. The Company records the administrative services agreement costs within operating costs on the statements of operations. On August 8, 2023, (i) the Company and the Former Sponsor agreed to terminate the Administrative Services Agreement dated October 4, 2021, with effect from and as of March 31, 2023 and (ii) the Former Sponsor agreed to waive any and all amounts due and owing by the Company after March 31, 2023. For the year ended December 31, 2023 and 2022, the Company incurred and paid $45,000 and $180,000, respectively.

Note 5—Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

In connection with the October 2023 Special Meeting the Sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock.

At December 31, 2023 and 2022, there were 2,312,029 and 5,312,029 Class A Shares issued and outstanding, respectively, subject to possible redemption. At December 31, 2023 and 2022, there were 2,739,916 and 5,750,000 Class B Shares issued and outstanding, respectively.

The redemption value for Class A Shares reflected on the balance sheets is reconciled on the following table:

	Shares	Amount

January 1, 2022	23,000,000	$230,000,000
Less:
Redemption of Class A Shares	(17,987,408)	(183,844,056)
Plus:
Accretion of Class A common stock to redemption value	—	3,969,976
December 31, 2022	5,012,592	$50,125,920
Less:
Redemption of Class A Shares	(2,700,563)	(28,393,290)
Plus:
Accretion of Class A common stock to redemption value	—	2,272,693
December 31, 2023	2,312,029	$24,005,323

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current Offering prospectus relating thereto is available, and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. At December 31, 2023 and 2022, there were 11,500,000 whole Public Warrants and 6,400,000 Private Placement Warrants outstanding.

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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

Redemption of Warrant Securities when the price per share of Class A common stock equals or exceeds $18.00

Once the Warrant Securities become exercisable, the Company may redeem the outstanding Warrant Securities (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per Warrant Security;

•	upon a minimum of 30 days’ prior written notice of redemption (the“30-day redemption period”); and

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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

Note 6—Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period. The following table presents information about the Company’s assets and derivative liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,
	Level	2023	2022
Assets:
Investment held in Trust Account	1	$24,554,804	$—
Liabilities:
Public Warrants (1)	1	$690,000	$1,363,900
Private Placement Warrants (1, 2)	2, 3	$384,000	$759,040
Convertible Promissory Notes	3	$—	$300,000
Note Payable - Polar	3	$346,353	$—

(1)
The Warrants are accounted for as liabilities in accordance with ASC 815 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

(2)	Reclassified to level 2 on December 31, 2023

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3.

Warrant Liability

As of December 31, 2023 and 2022, the Public Warrants are classified as Level 1 in the fair value hierarchy and are valued at the publicly traded price. The Private Placement Warrants have substantially the same terms as the Public Warrants and the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. With the decline in volatilities, there is de minimis benefit to Private Warrants with exemption from make whole redemptions. As such, the Private Warrants are considered economically equivalent to the Public Warrants. Accordingly, the Private Placement Warrants are valued at the Public Warrant price and on December 31, 2023 classified them as Level 2 financial instruments. Other than the reclassification of the Private Placement Warrants to Level 2, there were no other transfers in or out of Level 3 of the fair value hierarchy during period ended December 31, 2023.

The following table presents the changes in the fair value of the Company’s financial assets and liabilities classified as Level 3:

	Note payable - Polar	Convertible Promissory Note	Private Placement Warrants

January 1, 2022	$—	$—	$3,214,923
Proceeds from issuance of Convertible Promissory Note	—	300,000
Change in fair value	—	—	(2,455,883)
Fair value as of December 31, 2022	$—	$300,000	$759,040
Initial value of Note Payable - Polar	259,149	—	—
Borrowings on Convertible Promissory Note	—	988,402	—
Payments on Convertible Promissory Note	—	(300,000)	—
Extinguishment of Convertible Promissory Note	—	(988,402)
Reclassification to Level 2	—	—	(759,040)
Change in fair value	87,204	—	—
Fair value as of December 31, 2023	$346,353	$—	$—

Convertible Promissory Notes

At December 31, 2022 the Convertible Promissory Note was valued based on the proceeds received upon issuance of the note. Effective as of November 2, 2023, in connection with the closing of the Purchase Agreement, the Convertible Promissory Note was forgiven by the note holder.

Note Payable – Polar

At inception of the agreement and at December 31, 2023, the Note Payable – Polar was valued using a bond plus call plus stock approach.
The model used for the Note Payable - Polar requires the use of subjective assumptions:

•	The Risk-free rate as of the valuation date was selected based upon a typical equity investor assumed holding period.

•
The expected volatility assumption was based on the implied volatility from the Company’s common stock and  warrants. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement and vice versa.

•	Probability of an initial Business Combination as based on the Company’s management.

The key inputs into the models for the Note Payable - Polar were as follows:

Input	Note Payable – Polar

Probability of an initial Business Combination	40%
Risk-free rate	5.18%
Expected term (years)	0.58
Expected volatility	De minimis
Class A common stock price	$10.46

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

Underwriters Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4.6 million. In addition, the underwriters were entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $8.1 million. In connection with the closing of the Purchase Agreement, the Company received an irrevocable waiver by the underwriters for deferred underwriting discount.

Note 8. Income Taxes

At December 31, 2023 and 2022, the Company had income tax receivable of $138,277 and an income tax liability of $86,230, respectively. The provision for income taxes resulted in a expense of $510,293 and $683,047 for the year ended December 31, 2023 and 2022, respectively.

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Startup costs	$955,617	$596,817
Unrealized Gain/Loss	(3,860)	3,860
Total deferred tax assets	951,757	600,677
Valuation allowance	(951,757)	(600,677)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$419,543	$565,795
Deferred	—	—
State
Current	$90,749	$117,066
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision	$510,292	$682,861

As of December 31, 2023 and 2022, the Company had no U.S. federal or state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022, the change in the valuation allowance was $351,290 and $184,278, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.4%	4.4%
Unrealized Gain/Loss	0.8%	(0.6)%
Recovery of offering costs attributable to warrants	(24.6)%	—%
Change in fair value of derivative warrants liabilities	(3.2)%	(22.6)%
Borrowings on note payable - Polar	0.3%	—%
Non-redemption agreements	3.7%	—%
State taxes	—%	(0.2)%
Change in valuation allowance	3.4%	6.9%
Income tax provision	6.1%	8.9%

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates primarily due to state taxes, changes in fair value in warrants, the Capital Market Advisory liability, the Note Payable – Polar and Non-redemption agreement, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.

Liabilities for Uncertain Tax Positions

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company reevaluates these uncertain tax positions on a quarterly basis. Changes in assumptions may result in the recognition of a tax benefit or an additional charge to the tax provision.

The Company’s operations included those activities necessary to consummate a Business Combination. As such, the Company deducted startup and operating costs for tax purposes. As there is uncertainty in regard to this approach, the Company recognized a reserve for uncertain tax positions on the balance sheet.  At December 31, 2023 and 2022, the Company reported $955,617 and $596,817 on the balance sheet for this uncertainty. As there is uncertainty in the Company’s tax position, the Company expects that none of the uncertain tax positions will reverse in the following 12 months.

The Company’s liabilities for uncertain tax positions are reflected in the following table:

	As of December 31,
	2023	2022
Liabilities for uncertain tax positions

Startup and operating costs	$955,617	$596,817

The following table presents the expense for uncertain tax positions, which amounts were reflected in the statements of operations as an increase to income tax expense:

	As of December 31,
	2023	2022
Expense for uncertain tax positions

Income taxes from uncertain tax positions	$358,800	$596,817

The following table presents the changes in the Company’s reserve for uncertain tax positions:

Changes in reserve for uncertain tax positions

January 1, 2022	$—
Add: provision from reserve for uncertain tax position	596,817
December 31, 2022	$596,817

Add: provision from reserve for uncertain tax position	358,800
December 31, 2023	$955,617
The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of December 31, 2023 through the date that these financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “Promissory Note”) to the Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Former Sponsor at the time of the initial public offering of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Impact BH3 Acquisition Company

Dated: April 23, 2024	By:	/s/ Carl Stanton
Carl Stanton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Carl Stanton	Chief Executive Officer and Director (Principal Financial Officer)	April 23, 2024
Carl Stanton

/s/ Ernest Lyles	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 23, 2024
Ernest Lyles

/s/ Wray Thorn	Chief Investment Officer and Director	April 23, 2024
Wray Thorn

/s/ Troy Carter	Director	April 23, 2024
Troy Carter

/s/ Dia Simms	Director	April 23, 2024
Dia Simms

/s/ Eric Edidin	Director	April 23, 2024
Eric Edidin

/s/ Daniel Lebensohn	Director	April 23, 2024
Daniel Lebensohn