Form 10-Q
period 2024-03-31
Focus Impact BH3 Acquisition Co
filed 2024-05-30
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Registrant’s telephone number, including area code: (212) 213-0243

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☒ No  ☐

As of May 30, 2024, there were 5,312,029 shares of Class A common stock, par value $0.0001 per share, and 2,739,916 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

FOCUS IMPACT BH3 ACQUISITION COMPANY
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$577,592	$631,337
Income tax receivable	54,273	138,277
Prepaid expenses	7,087	11,306
Total current assets	638,952	780,920
Investments held in Trust Account	24,875,103	24,554,804
Total assets	$25,514,055	$25,335,724
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,400,303	$157,789
Franchise taxes payable	9,950	—
Excise tax payable	283,933	283,933
Reserve for uncertain tax positions	955,617	955,617
Derivative warrant liability	1,074,000	1,074,000
Note payable - Sponsor	100,000	—
Note Payable - Polar, at fair value	571,747	346,353
Due to related party	49,387	64,750
Total liabilities	5,444,937	2,882,442

Temporary equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,312,029 shares issued and outstanding at approximately $10.54 and $10.38 redemption value at March 31, 2024 and December 31, 2023, respectively	24,363,979	24,005,323
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,000,000 and 3,000,000 shares issued and outstanding (excluding 2,312,029 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	300	300
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,739,916 shares issued and outstanding at March 31, 2024 and December 31, 2023	274	274
Accumulated deficit	(4,295,435)	(1,552,615)
Total stockholders’ deficit	(4,294,861)	(1,552,041)
Total liabilities, temporary equity and stockholders’ deficit	$25,514,055	$25,335,724

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2024	2023
Operating costs	$(2,646,244)	$(425,686)
Loss from operations	(2,646,244)	(425,686)
Other income:
Interest income	320,299	571,841
Change in fair value of derivative warrant liabilities	—	(204,060)
Operating account interest income	1,179	—
Change in fair value of NP - Polar	(95,986)	—
Change in fair value of convertible promissory note	—	173,700
Total other income	225,492	541,481
(Loss) income before provision for income taxes	(2,420,752)	115,795
Provision for income taxes	(84,004)	(37,043)
Net (loss) income	$(2,504,756)	$78,752
Weighted average shares outstanding, Class A Common Stock subject to possible redemption	2,312,029	5,012,592
Basic and diluted net (loss) income per share, Class A Common Stock subject to possible redemption	$(0.20)	$0.18
Weighted average shares outstanding, non-redeemable Class A common stock and Class B common stock	5,739,916	5,750,000
Basic and diluted net loss per share, non-redeemable Class A common stock and Class B common stock	$(0.36)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2023	—	$—	3,000,000	$300	2,739,916	$274	$—	$(1,552,615)	$(1,552,041)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(358,656)	(358,656)
Subscription Agreement - Polar	—	—	—	—	—	—	—	120,592	120,592
Net loss	—	—	—	—	—	—	—	(2,504,756)	(2,504,756)
Balance as of March 31, 2024	—	$—	3,000,000	$300	2,739,916	$274	$—	$(4,295,435)	$(4,294,861)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	—	$—	5,750,000	$575	$—	$(9,331,936)	$(9,331,361)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(1,622,652)	(1,622,652)
Deemed contribution by former Sponsor	—	—	—	—	—	—	—	227,424	227,424
Net income	—	—	—	—	—	—	—	78,752	78,752

Balance as of March 31, 2023	—	$—	—	$—	5,750,000	$575	$—	$(10,648,412)	$(10,647,837)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(2,504,756)	$78,752
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income	(320,299)	(571,795)
Deferred tax expense	—	37,043
Change in fair value of share subscription agreement	95,986	—
Change in fair value of derivative warrant liability	—	204,060
Change in fair value of convertible promissory note	—	(173,700)
Changes in operating assets and liabilities:
Prepaid expenses	4,219	—
Accounts payable and accrued expenses	2,242,514	25,815
DE franchise taxes payable	9,950	—
Income tax payable	84,004	—
Net cash used in operating activities	(388,382)	(399,825)
Cash flows from investing activities
Transfer of marketable securities held-to-maturity in Trust Account	—	63,237
Net cash provided by investing activities	—	63,237
Cash flows from financing activities
Proceeds from convertible promissory note	—	707,491
Proceeds from note payable - Sponsor	100,000	—
Proceeds on Stock subscription agreement	250,000	—
Repayment of promissory note to related party	(64,749)	(300,000)
Proceeds from promissory note to related party	49,386	—
Net cash provided by financing activities	334,637	407,491
Net change in cash	(53,745)	70,903
Cash at beginning of period	631,337	13,715
Cash at end of period	$577,592	$84,618
Supplemental disclosure of non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$358,656	$—
Subscription Agreement - Polar	$120,592	$—

See accompanying notes to the unaudited condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization and Plan of Business Operations

Focus Impact BH3 Acquisition Company (f/k/a/ Crixus BH3 Acquisition Company) (the “Company”) is a blank check company incorporated as a Delaware company on February 23, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

The registration statement for the initial public offering of the Company (the “Initial Public Offering”) was declared effective on October 4, 2021 and the Company consummated the Initial Public Offering by selling 23,000,000 units at a purchase price of $10.00 (“Units”). Each Unit consists of one Class A common stock and one-half public warrant. Each whole warrant (“Public Warrant”) entitles the holder to purchase one Class A common stock at a price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,400,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per warrant in a private placement to Crixus BH3 Sponsor LLC (the “Former Sponsor”) which is described in Note 4.

Following the closing of the Initial Public Offering, an amount of $232,300,000 or $10.10 per Unit from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has not yet begun operations and therefore, all activity for the period from February 23, 2021 (date of inception) through March 31, 2024, relates to the Company’s Initial Public Offering, identifying a target for the Initial Business Combination and activities necessary for the consummation of an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income or losses in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of the warrant derivative liability and note payable - Polar.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined in Note 4), although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. The Company’s Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into an Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-Initial Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company will provide the holders of Class A common stock, par value, $0.0001 per shares (“Class A common stock”, “Class A Shares” or “public shares”, and such holders, the “Public Stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Initial Business Combination, either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer, in either case at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Notwithstanding the foregoing, if the Company seeks stockholder approval of the Initial Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares. The Company will proceed with an Initial Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Initial Business Combination and, in the case of a stockholder vote, a majority of the outstanding Common Stock voted are voted in favor of the Initial Business Combination.

The Nasdaq rules require that the Initial Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any Deferred Commissions (as defined below) and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Initial Business Combination.

The Company will have until the New Termination Date (as defined below) to consummate an Initial Business Combination (the “Combination Period”). If the Company has not completed an Initial Business Combination by the New Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company to pay its tax obligations and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the founder shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete an Initial Business Combination on or before the New Termination Date.

Charter Amendments and Early Redemptions; Purchase Agreement; Anchor Transfer Agreements

On December 7, 2022, following approval by the Company’s stockholders at a special meeting (the “December 2022 Special Meeting”), the Company effected a charter amendment and an amendment to its Investment Management Trust Agreement with Continental Stock Transfer & Trust Company, the effect of which was to change the Company’s prior termination date from April 7, 2023 to August 7, 2023 (as further extended to October 6, 2023 by the Former Sponsor providing the Company with the requisite notice and the deposit amount). In connection with the December 2022 Special Meeting, 17,987,408 public shares were tendered for redemption (the “First Redemption”). Immediately after giving effect to the First Redemption, the Company had approximately $51.2 million remaining in the Trust Account.

On September 27, 2023, the Company, the Former Sponsor and Focus Impact BHAC Sponsor, LLC (the “Sponsor”) entered into a Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, subject to satisfaction of certain conditions, the Sponsor (i) agreed to purchase an aggregate of 3,746,303 shares of Class B common stock from the Former Sponsor and each of the anchor investors and 4,160,000 private placement warrants from the Former Sponsor for an aggregate purchase price of $16,288.27 and (ii) became the Sponsor of the Company (together, the “Purchase”). In connection therewith, the Former Sponsor also entered into anchor transfer agreements with each of its anchor investors, whereby each anchor investor agreed, subject to the conditions contained therein, when and as directed by the Former Sponsor, to transfer 2/3 of their shares of Class B common stock for no consideration; provided, however, upon the request of an anchor investor, the Former Sponsor shall pay to them $0.0043 per share.

The Purchase Agreement closed as of November 2, 2023. In connection with the closing of the Purchase, the Sponsor, among other things, joined as a party to (i) the Letter Agreement, dated October 4, 2021, by and between the Company and the Former Sponsor and (ii) the Registration and Stockholder Rights Agreement, dated October 4, 2021, among the Company, the Former Sponsor and certain security holders party thereto. On November 3, 2023, the Company changed its corporate name to “Focus Impact BH3 Acquisition Company”, pursuant to an amendment to its amended and restated certificate of incorporation filed with the Delaware Secretary of State on November 3, 2023.

On October 6, 2023, (following approval by our stockholders at a special meeting (the “October 2023 Special Meeting”), the Company effected an amendment to its amended and restated certificate of incorporation, the effect of which was to (i) further extend the period of time by which the Company has to consummate an Initial Business Combination to July 31, 2024 (the “New Termination Date”) and (ii) provide for the right of a holder of shares of Class B common stock to convert such shares into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder. In connection with the October 2023 Special Meeting, 2,700,563 public shares were tendered for redemption (the “Second Redemption”) and the Former Sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock (the “Conversion”). Upon conversion of Class B common stock to Class A common stock, such Class A common stock will not be entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. Immediately after giving effect to the Second Redemption and the Conversion, on October 24, 2023, the Company had approximately $24.3 million remaining in the Trust Account, and 5,312,029 shares of Class A common stock (including the 3,000,000 converted shares of Class B common stock) and 2,750,000 shares of Class B Common Stock outstanding.

In connection with the October 2023 Special Meeting, the Company, the Former Sponsor and the Sponsor entered into Non-Redemption Agreements on substantially the same terms with certain stockholders of the Company, pursuant to which such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,946,794 shares of Class A common stock (the “Non-Redeemed Shares”) in connection with the October 2023 Special Meeting. In exchange for the foregoing commitments not to redeem such Non-Redeemed Stock, the Sponsor agreed to transfer an aggregate of 389,359 shares of common stock held by the Sponsor to such stockholders immediately following consummation of an Initial Business Combination.

On November 3, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party, pursuant to which Polar agreed to make capital contributions of up to $1,200,000 (the “Capital Contribution”) from time to time, at the request of the Company, subject to the terms and conditions of the Subscription Agreement, to the Company. Pursuant to the Subscription Agreement, the Capital Contribution shall be repaid to Polar by the Company within five (5) business days of the Company closing an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in shares of common stock of the surviving entity in such Initial Business Combination (the “Surviving Entity”) at a rate of one share of common stock for each ten dollars ($10.00) of the Capital Contribution that is funded. Additionally, in consideration of the Capital Contribution, at the closing of an Initial Business Combination, the Surviving Entity will issue to Polar one share of common stock for each dollar of Capital Contribution that is funded prior to the closing.

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

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i)
the Company will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity of the NewCo Merger as a direct wholly owned subsidiary of NewCo, and (x) each share of Class A common stock outstanding immediately prior to the effectiveness of the NewCo Merger will be converted into the right to receive one share of NewCo’s Class A common stock, par value $0.0001 per share (“NewCo Common Stock”), (y) each share of Class B common stock, outstanding immediately prior to the effectiveness of the NewCo Merger will be converted into the right to receive one share of NewCo Common Stock, and (z) each warrant of the Company outstanding immediately prior to the effectiveness of the NewCo Merger will be converted into the right to receive one warrant of NewCo (the “NewCo Warrants”), with NewCo assuming the Company’s rights and obligations under the existing warrant agreement; and

(ii)
immediately following the NewCo Merger, Merger Sub 2 will merge with and into XCF, with XCF being the surviving corporation of the Company Merger as a direct wholly owned subsidiary of NewCo, and each share of common stock of XCF outstanding immediately prior to the effectiveness of the Company Merger will be converted into the right to receive shares of NewCo Common Stock determined in accordance with the Business Combination Agreement based on a pre-money equity value of XCF of $1,750,000,000, subject to adjustments for net debt and transaction expenses, and a price of $10.00 per share of NewCo Common Stock.

Conditions to Closing

The Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) approval of the Business Combination and related agreements and transactions by the Company’s stockholders and the XCF stockholders, (b) effectiveness of the proxy / registration statement on Form S-4 (the “Registration Statement”) to be filed by the Company and NewCo in connection with the Business Combination, (c) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (d) receipt of approval for listing on the New York Stock Exchange (“NYSE”) or The Nasdaq Stock Market LLC (“Nasdaq”), as applicable, the shares of NewCo Common Stock to be issued in connection with the Business Combination, and (e) the absence of any order, law or other legal restraint or prohibition preventing the consummation of the Business Combination in effect. Other conditions to XCF’s obligations to consummate the Business Combination include, among others, (i) the accuracy of the representations and warranties of the Company as of the closing of the Business Combination (the “Closing”), (ii) the performance or compliance of each of the Company’s covenant in all material respects at or prior to the Closing and (iii) receipt of a certificate signed by an authorized officer of the Company certifying the satisfaction of the preceding clauses (i) and (ii). Other conditions to the Company’s obligations to consummate the Business Combination include, among others, (v) closing of the acquisition of New Rise Renewables, LLC and New Rise SAF Renewables Limited Liability Company (collectively, “New Rise”), (w) entry into an amended and restated supply and offtake agreement with a key supplier or another party (the “Key Agreement”) on terms and conditions reasonably satisfactory to the Company, (x) the accuracy of the representations and warranties of XCF as of the Closing, (y) the performance or compliance of each XCF covenant in all material respects at or prior to the Closing and (z) receipt of a certificate signed by an XCF authorized officer certifying the satisfaction of the preceding clauses (x) and (y).

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

Termination

The Business Combination Agreement contains certain termination rights for both the Company and XCF including, among others, that the Business Combination Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and XCF, (ii) by written notice from either the Company or XCF to the other if certain approvals of the the Company’s stockholders, to the extent required under the Business Combination Agreement, are not obtained as set forth therein, (iii) by written notice from the Company, if certain approvals of the XCF stockholders are not obtained within two (2) business days after the Registration Statement is declared effective, (iv) by written notice from the Company if the Key Agreement is not entered into by a specified date or a key supplier exercises certain rights under the Key Agreement in connection with the Business Combination and (v) by either the Company or XCF in certain other circumstances set forth in the Business Combination Agreement, including, among others, (a) if the Closing is permanently enjoined, restrained or prohibited by the terms of a final, non-appealable governmental order, (b) in the event of certain uncured breaches by the other party, (c) if the the Company’s stockholders do not approve the Business Combination or (d) if the Closing has not occurred on or prior to September 11, 2024 (the “Termination Date”), provided that the Termination Date will be automatically extended to November 11, 2024 if the Registration Statement is not declared effective on or prior to September 11, 2024.

Certain Related Agreements

Sponsor Letter Agreement

On March 11, 2024, concurrently with the execution and delivery of the Business Combination Agreement, the Company entered into a Sponsor Letter Agreement (the “Sponsor Letter Agreement”), with the Sponsor and NewCo, pursuant to which the Sponsor has unconditionally and irrevocably agreed to, among other things: (a) vote at any meeting of the stockholders of the Company, and in any action by written resolution of the stockholders of the Company, all of the shares of Class B common stock held by the Sponsor to approve the Business Combination and all related transactions and proposals; (b) vote against any proposal, action or agreement that would result in a breach of any of the Company’s covenants, representations, warranties or other obligations or agreements under the Business Combination Agreement; and (c) waive any rights to adjustment or other anti-dilution or similar protections with respect to the rate at which the shares of Class B common stock held by the Sponsor will convert into other shares of capital stock of the Company or shares of NewCo Common Stock in connection with the Business Combination and related transactions; in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

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

Going Concern

The Company has incurred and expects to continue to incur additional costs in pursuit of its Initial Business Combination. The Company has determined that it will not be able to sustain operations for the next twelve months without additional financing. As of March 31, 2024, the Company had $577,592 in its operating bank account available for working capital needs, $24,875,103 investments in liquid securities held in trust, which are not available for working capital needs, and a working capital deficit of $4,805,985. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Former Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares (as defined in Note 3), a Note Payable to Former Sponsor (Note 3) in the amount of $563,009 and net borrowings of $988,402 pursuant to the Convertible Promissory Note issued to the Former Sponsor (Note 5). The Company fully repaid the Note Payable to Sponsor on October 7, 2021.

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

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor and had borrowed $100,000 under the FI Sponsor Promissory Note at March 31, 2024.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete an Initial Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until July 31, 2024, to consummate an Initial Business Combination. It is uncertain that the Company will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, and the New Termination Date is not extended beyond July 31, 2024, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 31, 2024

On March 11, 2024, the Company entered into a proposed Business Combination Agreement with XCF.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form10-K for the period ended December 31, 2023, as filed with the SEC on April 23, 2024, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the derivative warrant liabilities. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

As of March 31, 2024 and December 31, 2023, the Company had $577,592 and $631,337, respectively, in cash outside of the Trust Account available for working capital needs. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

As of March 31, 2024 and December 31, 2023, investments held in Trust Account consisted of mutual funds that invest primarily in U.S. government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are classified as available-for-sale and presented on the balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts or investment accounts in a financial institution, which at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares acquired by directors of the Company. The acquired shares shall vest upon the Company consummating an Initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director or officer is removed from office or ceases to be a director or officer, the Company will have the right to repurchase the individual’s founder shares at the price paid by the individual. Holders of the Company’s founder shares  have agreed not to transfer, assign or sell any of their founder shares and any shares of our Class A common stock issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our Initial Business Combination; and (ii) subsequent to the Initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property (except to certain permitted transferees and under certain limited circumstances). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares (except that the anchor investors will be permitted to abstain from voting founder shares).

The shares were issued on November 2, 2023, and the shares vest, not upon a fixed date, but upon consummation of an Initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of November 2, 2023. The valuation resulted in a fair value of $3.13 per share as of November 2, 2023, or an aggregate of $156,500 for the 50,000 shares. The aggregate amount paid for the transferred shares was approximately $200. The excess fair value over the amount paid is $156,300, which is the amount of share-based compensation expense which the Company will recognize upon consummation of an Initial Business Combination.

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

Convertible Promissory Notes

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

At December 31, 2023, as the holders of the Convertible Promissory Notes are equity holders in the Company, the resulting gain of $988,402 on the extinguishment of the Convertible Promissory Note was included in deemed contribution by Former Sponsor on the statement of changes in stockholders’ deficit.

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor. The FI Sponsor Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the FI Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account. Up to the total principal amount of the FI Sponsor Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Former Sponsor at the time of the initial public offering of the Company.

The option (“Working Capital Loan Option”) to convert the FI Sponsor Promissory Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. At March 31, 2024 and December 31, 2023, the value of the Working Capital Loan Option was $0.

Related Party Promissory Note

On July 31, 2023, the Company issued a non-interest bearing promissory note in the aggregate principal amount of up to $1,052,644 (“Related Party Promissory Note”) to the Former Sponsor and borrowed a net amount of $400,009.

On November 2, 2023, $335,259 of the Related Party Promissory Note was terminated and of no further force and effect, resulting in loan forgiveness by the note holder. For the terminated Related Party Promissory Note, the Company followed ASC 470. As a result, at December 31, 2023, the company reported $64,749 on the balance sheet on the line due to related party. During the first quarter of 2024, the Former Sponsor was repaid $64,749 and subsequently paid certain expenses on behalf of the company. As such, at March 31, 2024, the Company reported $49,387 on the balance sheet on the line due to related party.

As the holders of the Related Party Promissory Notes are equity holders in the Company, the resulting gain on the extinguishment of the Related Party Promissory Note was recognized as a capital contribution to the Company.

Due to related party

A related party paid certain expenses on behalf of the Company with the amount due upon demand. At March 31, 2024 and December 31, 2023, the related party was due $49,387 and $64,750 respectively.

Non-Redemption Agreement

The Company has determined the Non-Redemption Agreements are an equity classified derivative instrument. As such, the Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, at December 31, 2023, the value of the 389,359 Class B common stock, determined to be $1,230,000, transferred to the non-redeeming shareholders is treated as an equity contribution and recognized as operating costs in the statement of operations. The value of the Class B common stock forfeited by the Sponsors is reported as an increase to stockholders’ deficit.

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

In accordance with ASC 825, the Company has elected to record the Note Payable – Polar at fair value upon issuance and will remeasure the Note Payable – Polar at fair value at each reporting period. Changes in the estimated fair value of the Note Payable – Polar are recognized within change in the fair value of the Note payable – Polar in the statements of operations. At March 31, 2024, the Company had borrowed $850,000 under the Subscription Agreement and reported the fair value on the balance sheet $571,747. At March 31, 2023, there were no borrowings under the Note Payable – Polar. The Note Payable – Polar is remeasured to fair value at each reporting date. Changes in fair value of $95,986 were included in the statement of operations during the three months ended March 31, 2024.

The SSA – Polar is indexed and settled in the Company’s common stock and is thus considered an equity classified instrument under ASC815. The following table shows the activity of the Note Payable - Polar.

		Discount to Fair Value		Change in Fair Value
	Borrowing	(Equity)	Fair Value	Gain/(Loss)
November 3, 2023	$850,000	$590,851	$259,149
December 31, 2023			$346,353	$(87,204)
March 12, 2024	$250,000	$120,592	$129,408
March 31, 2024			$571,747	$(95,986)

Capital Market Advisors

In 2023, the Company engaged the services of multiple entities to act as capital market advisors (“CMA”), specifically to advise on market conditions, seeking an extension for completing an Initial Business Combination, a possible Initial Business Combination, and acting as a placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities or other capital or debt raising transaction. No fees are due the advisors until consummation of the Initial Business Combination and are payable at that time in a combination of cash and shares of common stock of the public company entity that survives the Initial Business Combination.  In accordance with ASC 718, at December 31, 2023, the value of the shares issuable as of the execution date of the contracts was $312,600. Additionally, the Company will pay $3,500,000 plus an amount equal to 4.0% (together the “Deferred CMA Fees”) of the sum of (A) the gross proceeds raised from investors identified by the advisor received by the Company or Target plus (B) proceeds released from the Trust Account in connection with the closing of the Initial Business Combination with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem shares of the Company’s Class A common stock.

In accordance with ASC Topic 450, “Contingencies,” (“ASC 450”), the Company has not recognized a liability for the value of the potential issuance of shares or the Deferred CMA Fees since the completion of an Initial Business Combination is a performance condition that is not yet considered probable.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features include certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, 2,312,029 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets.

All of the 23,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering (5,012,592 of which remained outstanding after giving effect to the First Redemption and 2,312,029 of which remained outstanding (excluding the 3,000,000 converted shares of Class B common stock) after the Second Redemption) contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Accretion of redeemable common stock results in charges against accumulated deficit.

Changes in the carrying amount of common stock subject to redemption are affected by earnings on the Trust Account that exceed amounts payable for taxes, additional funding of the Trust Account, amounts withdrawn from the Trust Account to pay tax obligations and redemptions of the Company’s Class A common stock and shares. For the three months ended March 31, 2024 and 2023, $358,656 and $1,622,652 of accretion was recorded on Class A common stock, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s operations included those activities necessary to consummate an Initial Business Combination. As such, the Company deducted startup and operating costs for tax purposes. As there is uncertainty in regard to this approach, the Company recognized a reserve for uncertain tax positions on the balance sheet.  At March 31, 2024 and December 31, 2023, the Company reported $955,617 on the balance sheet for this uncertainty.

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

Whether and to what extent the Company would be subject to the excise tax in connection with an Initial Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Initial Business Combination, extension or otherwise, (ii) the structure of an Initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an Initial Business Combination (or otherwise issued not in connection with an Initial Business Combination but issued within the same taxable year of an Initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could potentially reduce the per-share amount that the Company’s public stockholders would otherwise be entitled to receive upon redemption of their public shares, cause a reduction in the cash available on hand to complete an Initial Business Combination and hinder the Company’s ability to complete an Initial Business Combination. At March 31, 2024 the Company recognized an excise tax liability of $283,933 related to share redemptions. In accordance with ASC 340-10-S99-1, the liability does not impact the condensed statements of operations and is offset against accumulated deficit because additional paid-in capital is not available.

Net (Loss) Income Per Common Stock

The Company has two classes of shares outstanding, which are referred to as redeemable Class A common stock and non-redeemable Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Basic net (loss) income per share of common stock is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net (loss) income per share calculation the warrants to purchase common stock and the shares issuable in accordance with the Subscription Agreement are considered to be potentially dilutive securities pursuant to the treasury stock method. In order to determine the net (loss) income attributable to both the redeemable Class A common stock and the non-redeemable Class A common stock and Class B common stock, the Company first considered the total income allocable to both sets of shares. This is calculated using the total net (loss) income less any dividends paid. For purposes of calculating net (loss) income per share, any change to the redemption value of the redeemable Class A common stock is treated as a deemed dividend for the purposes of the numerator in the earnings per share calculation, as the redemption value approximates fair value. Additionally, the excise tax payable is treated as a deemed dividend as the activity of redeeming shares that generates the excise tax is done for the benefit of the redeemable Class A common stockholders. Subsequent to calculating the total income allocable to both sets of shares, the Company calculates the amount to be allocated pro rata between the redeemable Class A common stock and non-redeemable Class A common stock and Class B common stock for each of the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Net (loss) income, as reported	$(2,504,756)	$78,752
Reconciliation items:
Deemed dividend to redeemable Class A stockholders	(358,656)	(1,622,652)
Allocation of net loss, as adjusted	$(2,863,412)	$(1,543,900)

	For the Three Months Ended March 31,
	2024		2023
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B

Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income attributable to common stockholders, as adjusted	$(822,198)	$(2,041,214)	$903,174	$(824,422)
Allocation of accretion of temporary equity to redeemable Class A shares	358,656	—	—	—
Allocation of net income	$(463,542)	$(2,041,214)	$903,174	$(824,422)
Denominator:
Weighted average common stock outstanding, basic and diluted	2,312,029	5,739,916	5,012,592	5,750,000

Basic and diluted net income (loss) per common share	$(0.20)	$(0.36)	$0.18	$(0.14)

 As of March 31, 2024, the outstanding warrants to purchase 17,896,782 shares of Class A common stock were excluded from the computation of diluted net income per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. At March 31, 2024 and December 31, 2023, 935,000 class A common shares that may be issued in association with the Subscription Agreement are excluded from diluted net income per share as the conditions for the issuance of the shares has not happened. Additionally, shares that might be issuable in relation to the proposed Business Combination are excluded from the diluted net income per share as the conditions for the issuance of the shares has not happened

Note 3—Related Party Transactions

Founder Shares

Prior to the Initial Public Offering, the Former Sponsor and directors (the “Initial Stockholders”) purchased an aggregate of 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock,” “Class B Shares” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. Prior to the initial investment in the Company of $25,000 by our Initial Stockholders, the Company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of founder shares issued. The initial stockholders (including the anchor investors) collectively owned 20% of the outstanding shares of common stock following the Initial Public Offering. Certified qualified institutional buyers or institutional accredited investors, as defined in Rule 144A and Regulation D, respectively, under the Securities Act, which are not affiliated with the Company, the Former Sponsor, the Company’s directors or any member of management and that purchased an aggregate of approximately 22,980,000 units in the Initial Public Offering at the public offering price (“herein referred to as “anchor investor”) purchased the number of Units for which it had provided an indication of interest (not to exceed 9.9% of the units sold in the Initial Public Offering). In consideration of these purchases, the Former Sponsor entered into an investment agreement with each of the anchor investors pursuant to which the Former Sponsor sold 1,450,758 founder shares in the aggregate, at their original purchase price of approximately $0.004 per share.

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

In connection with the October 2023 Special Meeting the Former Sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock. Upon conversion of Class B common stock to Class A common stock, such Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions.

Private Placement Warrants

Simultaneously with the Initial Public Offering, the Former Sponsor purchased an aggregate of 6,400,000 Private Placement Warrants at $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,600,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (subject to adjustment in certain circumstances). The net proceeds from the Private Placement Warrants of $2,300,000 were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Period, the net proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants: (i) will not be redeemable by the Company so long as they are held by the Former Sponsor or Sponsor or any of its permitted transferees; (ii) may be exercised for cash or on a cashless basis, so long as they are held by the Former Sponsor or Sponsor or any of its permitted transferees and (iii) are (including the common stock issuable upon exercise of the Private Placement Warrants) entitled to registration rights. Additionally, the Former Sponsor and Sponsor have agreed not to transfer, assign or sell any of the Private Placement Warrants, including the Class A common stock issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the Initial Business Combination.

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

Convertible Promissory Notes

In order to finance transaction costs in connection with the Initial Business Combination, on November 1, 2022 the Former Sponsor executed an unsecured Convertible Promissory Note and agreed to loan the Company up to $1,500,000 as may be required, the terms of which consist of no interest accrual and a maturity date commensurate with the date the Initial Business Combination has been consummated (“Working Capital Loans”). In the event that the Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Former Sponsor. Effective as of November 2, 2023, in connection with the closing of the transactions contemplated by the Purchase Agreement, the Convertible Promissory Note was forgiven by the note holder. For the three months ended December 31, 2023, the Company recorded a $988,402 capital contribution included in deemed contribution by Former Sponsor on the statement of changes in stockholders’ deficit.

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the FI Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account. Up to the total principal amount of the FI Sponsor Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Former Sponsor at the time of the initial public offering of the Company. At March 31, 2024, there was $100,000 outstanding on the FI Sponsor Promissory Note.

 Administrative Services Agreement

The Company entered into an agreement whereby, commencing on October 7, 2021, through the earlier of the consummation of an Initial Business Combination or the Company’s liquidation, the Company has agreed to pay an affiliate of the Former Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. The Company records the administrative services agreement costs within operating costs on the statements of operations. On August 8, 2023, (i) the Company and the Former Sponsor agreed to terminate the Administrative Services Agreement dated October 4, 2021, with effect from and as of March 31, 2023 and (ii) the Former Sponsor agreed to waive any and all amounts due and owing by the Company after March 31, 2023. For the three months ended March 31, 2024 and 2023, the Company incurred and paid $0 and $45,000, respectively.

Note 4—Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 200,000,000 Class A Shares, with a par value of $0.0001 each, and 20,000,000 Class B common stock, with a par value of $0.0001 each (the “Class B Shares” and, together with the Class A Shares, the “Common Stock”). Holders of the Common Stock are entitled to one vote for each share of Common Stock; provided that only holders of the Class B Shares have the right to vote on the election of directors prior to the Initial Business Combination. The Class B Shares will automatically convert into Class A Shares at the time of the Initial Business Combination, on a one-for-one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein.

In the case that additional Class A Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which the Class B Shares shall convert into Class A Shares will be adjusted (unless the holders of a majority of the outstanding Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, 20% of the sum of all Common Stock outstanding upon completion of the Initial Public Offering plus all Class A Shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination, excluding any Common Stock or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination, or any Private Placement-equivalent Warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company.

In connection with the October 2023 Special Meeting the Sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock.

The redemption value for Class A Shares reflected on the balance sheets is reconciled on the following table:

	Shares	Amount

December 31, 2022	5,012,592	$50,125,920
Less:
Redemption of Class A Shares	(2,700,563)	(28,393,290)
Plus:
Accretion of Class A common stock to redemption value	—	2,272,693
December 31, 2023	2,312,029	$24,005,323
Plus:
Accretion of Class A common stock to redemption value	—	358,656
March 31, 2024	2,312,029	$24,363,979

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current Offering prospectus relating thereto is available, and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Initial Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. At March 31, 2024 and December 31, 2023, there were 11,500,000 whole Public Warrants and 6,400,000 Private Placement Warrants outstanding.

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of an Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the sale of the shares of Class A common stock issuable upon exercise of the Warrants, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the Warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the sale of the shares of Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete an Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

Note 5—Fair Value Measurements

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

		March 31,	December 31
	Level	2024	2023
Assets:
Investment held in Trust Account	1	$24,875,103	$24,554,804
Liabilities:
Public Warrants (1)	1	$690,000	$690,000
Private Placement Warrants (1, 2)	2	$384,000	$384,000
Working Capital Loan Conversion Option	3	$—	$—
Convertible Promissory Notes	3	$—	$—
Note Payable - Polar	3	$571,747	$346,353

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

Warrant Liability

As of March 31, 2024 and December 31, 2023, the Public Warrants are classified as Level 1 in the fair value hierarchy and are valued at the publicly traded price. The Private Placement Warrants have substantially the same terms as the Public Warrants and the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. With the decline in volatilities, there is de minimis benefit to Private Warrants with exemption from make whole redemptions. As such, the Private Warrants are considered economically equivalent to the Public Warrants. Accordingly, the Private Placement Warrants are valued at the Public Warrant price and on December 31, 2023 classified them as Level 2 financial instruments. Other than the reclassification of the Private Placement Warrants to Level 2, there were no other transfers in or out of Level 3 of the fair value hierarchy during period ended March 31, 2024.

Working Capital Loan Conversion Option

The Company’s FI Sponsor Promissory Note contains an embedded option (“Working Capital Loan Conversion Option”) whereby up to $1,500,000 of the FI Sponsor Promissory Note may be converted into the Company’s warrants. The embedded Working Capital Loan Conversion Option is accounted for as a liability in accordance with ACS 815-40 on the balance sheet and is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the condensed statement of operations. Valuation of the Working Capital Loan Conversion Option was derived from the valuation of the underlying Private Placement Warrants and is classified as a level 3 valuation.

The following table presents the changes in the fair value of the Company’s financial assets and liabilities classified as Level 3:

	Note payable - Polar	Working Capital Loan Conversion Option

Fair value as of December 31, 2023	$346,353	$—
Initial value of the Working Capital Loan Conversion Option	—	—
Change in fair value	225,394	—
Fair value as of March 31, 2024	$571,747	$—

Convertible Promissory Notes

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

•	Probability of an Initial Business Combination as based on the Company’s management.

The key inputs into the models for the Note Payable - Polar were as follows:

Input	March 31, 2024	December 31, 2023

Probability of an Initial Business Combination	50%	40%
Risk-free rate	5.38%	5.18%
Expected term (years)	.50	0.58
Expected volatility	De minimis	De minimis
Class A common stock price	$10.50	$10.46

Note 6—Commitments

Registration Rights

Pursuant to a registration and stockholder rights agreement dated October 4, 2021, the holders of the Founder Shares, Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4.6 million. In addition, the underwriters were entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $8.1 million. In connection with the closing of the Purchase Agreement, the Company received an irrevocable waiver by the underwriters for deferred underwriting discount. As a result, at December 31, 2023, the Company recognized a gain in the statement of operations for $8.1 million.

Note 7—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of March 31, 2024 through the date that these unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Recent Developments

On December 7, 2022 (following approval by our stockholders at the December 2022 Special Meeting), we effected a charter amendment and an amendment to its Investment Management Trust Agreement with Continental Stock Transfer & Trust Company, the effect of which was to change the Company’s prior termination date from April 7, 2023 to August 7, 2023 (as further extended to October 6, 2023 by the Former Sponsor providing the Company with the requisite notice and the deposit amount). In connection with the December 2022 Special Meeting, 17,987,408 public shares were tendered for redemption. After giving effect to the First Redemption, we had approximately $51.2 million remaining in the trust account.

On September 27, 2023, the Company, the Former Sponsor and the Sponsor entered into the Purchase Agreement. Pursuant to the Purchase Agreement, subject to satisfaction of certain conditions, the Sponsor (i) agreed to purchase an aggregate of 3,746,303 shares of Class B common stock from the Former Sponsor and each of the anchor investors and 4,160,000 Private Placement Warrants from the Former Sponsor for an aggregate purchase price of $16,288 and (ii) will become the Sponsor of the Company. In connection therewith, the Former Sponsor also entered into anchor transfer agreements with each of its anchor investors, whereby each anchor agreed, subject to the conditions contained therein, when and as directed by the Former Sponsor, to transfer 2/3 of their shares of Class B common stock for no consideration; provided, however, upon the request of an anchor investor, the Former Sponsor shall pay to them $0.0043 per share.

The Purchase Agreement closed as of November 2, 2023. In connection with the closing of the Purchase, the Sponsor, among other things, joined as a party to (i) the Letter Agreement, dated October 4, 2021, by and between the Company and the Former Sponsor and (ii) the Registration and Stockholder Rights Agreement, dated October 4, 2021, among the Company, the Former Sponsor and certain security holders party thereto. On November 3, 2023, the Company changed its corporate name to “Focus Impact BH3 Acquisition Company”, pursuant to an amendment to its amended and restated certificate of incorporation filed with the Delaware Secretary of State on November 3, 2023.

On October 6, 2023, (following approval by our stockholders at the October 2023 Special Meeting, we effected an amendment to our amended and restated certificate of incorporation, the effect of which was to (i) further extend the period of time by which we have to consummate an Initial Business Combination to July 31, 2024 and (ii) provide for the right of a holder of shares of Class B common stock to convert such shares into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder. In connection with the October 2023 Special Meeting, 2,700,563 public shares were tendered for redemption and the Former Sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock. Upon conversion of Class B common stock to Class A common stock, such Class A common stock will not be entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. Immediately after giving effect to the Second Redemption and the Conversion, on October 24, 2023, we had approximately $24.3 million remaining in the Trust Account, and 5,312,029 shares of Class A common stock (including the 3,000,000 converted shares of Class B common stock) and 2,750,000 shares of Class B Common Stock outstanding.

In connection with the October 2023 Special Meeting, the Company, the Former Sponsor and the Sponsor entered into Non-Redemption Agreements on substantially the same terms with certain stockholders of the Company, pursuant to which such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,946,794 shares of Class A common stock in connection with the October 2023 Special Meeting. In exchange for the foregoing commitments not to redeem such shares of Class A common stock, the Sponsor agreed to transfer an aggregate of 389,359 shares of common stock held by the Sponsor to such stockholders immediately following consummation of an Initial Business Combination.

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

In 2023, we engaged the services of multiple entities to act as capital market advisors, specifically to advise on market conditions, advise in connection with seeking an extension for completing an Initial Business Combination, advise in connection with a possible Initial Business Combination, and acting as a placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities or other capital or debt raising transaction. No fees are due the advisors until consummation of the Initial Business Combination and are payable at that time in a combination of cash and shares of common stock of the public company entity that survives the Initial Business Combination.  In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) we have recognized a $418,400 liability at fair value for the shares to be issued upon consummation of the Initial Business Combination. Additionally, we will pay $3,500,000 plus an amount equal to 4.0% (together the “Deferred CMA Fees”) of the sum of (A) the gross proceeds raised from investors identified by the advisor received by us or Target plus (B) proceeds released from the trust account in connection with the closing of the Initial Business Combination with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem shares of the Company’s Class A common stock.

In accordance with ASC Topic 450, “Contingencies,” (“ASC 450”), the Company has not recognized a liability for the value of the potential issuance of shares or the Deferred CMA Fees since the completion of an Initial Business Combination is a performance condition that is not yet considered probable.

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

Convertible Promissory Note

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor. The FI Sponsor Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the FI Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account. Up to the total principal amount of the FI Sponsor Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Former Sponsor at the time of the initial public offering of the Company. At March 31, 2024, $100,000 was drawn on the note.

Uncertain Tax Position

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Our operations included those activities necessary to consummate an Initial Business Combination. As such, we deducted startup and operating costs for tax purposes. As there is uncertainty in regard to this approach, we recognized a reserve for uncertain tax positions on the balance sheet.  At March 31, 2024 and December 31, 2023, we reported $955,617 on the balance sheet for this uncertainty.

Results of Operations

Our entire activity from inception up to October 7, 2021 was in preparation for our initial public offering and, since the consummation of our initial public offering, the search for and consumption of a prospective target business. We will not generate any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.

For the three months ended March 31, 2024, we had net loss of $2,504,756, which primarily consisted of a loss of $95,986 from a change in fair value of Note Payable – Polar, interest income of $320,299, an income tax expense of $84,004 and $2,646,244 in operating costs, partially offset by operating account interest income of $1,179 and trust interest income of $320,299.

For the three months ended March 31, 2023, we had net income of $78,752, which consisted of interest income of $571,841 and gain of $173,700 from change in fair valuation of convertible promissory note, offset by $425,686 in general and administrative expenses and loss of $204,060 million from change in fair valuation of derivative warrant liabilities and an income tax expense of $37,043.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred and expect to continue to incur additional costs in pursuit of our Initial Business Combination. We have determined that we will not be able to sustain operations for the next twelve months without additional financing. As of March 31, 2024, we had $577,592 in our operating bank account available for working capital needs and a working capital deficit of $4,805,985. To date, our liquidity needs have been satisfied through a payment of $25,000 from the former sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares, a Note Payable to former sponsor in the amount of $563,009 and net borrowings of $988,402 pursuant to the Convertible Promissory Note issued to the Sponsor. Additionally, at closing of the Purchase Agreement with sponsor on November 2, 2023, the Convertible Promissory Note and Note Payable to the former sponsor were terminated and of no further force and effect, resulting in loan forgiveness by the note holder.

In association with the Polar Subscription Agreement, the Company borrowed $850,000.

Additionally, on February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor and had borrowed $100,000 under the note at March 31, 2024.

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete an Initial Business Combination, raises substantial doubt about our ability to continue as a going concern. We have until July 31, 2024, to consummate an Initial Business Combination. It is uncertain that we will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, and the new termination date is not extended beyond July 31, 2024, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 31, 2024.

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

Capital Market Advisors

In 2023, the Company engaged the services of multiple entities to act as capital market advisors, specifically to advise on market conditions, advise in connection with seeking an extension for completing an Initial Business Combination, advise in connection with a possible Initial Business Combination, and acting as a placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities or other capital or debt raising transaction. No fees are due the advisors until consummation of the Initial Business Combination and are payable at that time in a combination of cash and shares of common stock of the public company entity that survives the Initial Business Combination. In accordance with ASC 718, at December 31, 2023, the value of the shares issuable as of the execution date of the contracts was $312,600. Additionally, the Company will pay $3,500,000 plus an amount equal to 4.0% (together the “Deferred CMA Fees”) of the sum of (A) the gross proceeds raised from investors identified by the advisor received by the Company or Target plus (B) proceeds released from the Trust Account in connection with the closing of the Initial Business Combination with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem shares of the Company’s Class A common stock.

In accordance with ASC Topic 450, “Contingencies,” (“ASC 450”), the Company has not recognized a liability for the value of the potential issuance of shares or the Deferred CMA Fees since the completion of an Initial Business Combination is a performance condition that is not yet considered probable.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principle executive officer and principle financial officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principle executive officer and principle financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our principle executive officer and principle financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 23, 2024 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description

2.1(1)	Business Combination Agreement, dated as of March 11, 2024.
10.1(2)	Promissory Note, dated February 26, 2024, by and between Focus Impact BH3 Acquisition Company and Focus Impact BHAC Sponsor, LLC.
10.2(1)	Sponsor Letter Agreement, dated as of March 11, 2024.
10.3(1)	Soule Support Agreement, dated as of March 11, 2024.
10.4(1)	GL Support Agreement, dated as of March 11, 2024.
10.5(1)	Form of Company Support Agreement.
10.6(1)	Form of Management Support Agreement.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on March 12, 2024.
(2)	Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on March 1, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of May, 2024.

FOCUS IMPACT BH3 ACQUISITION COMPANY

By:	/s/ Carl Stanton
Name:	Carl Stanton
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ernest Lyles
Name:	Ernest Lyles
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)