Form 10-Q
period 2024-06-30
Focus Impact BH3 Acquisition Co
filed 2024-08-14
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, there were 5,312,124 shares of Class A common stock, par value $0.0001 per share, and 1,639,916 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

FOCUS IMPACT BH3 ACQUISITION COMPANY
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$50,205	$631,337
Tax receivable	485,705	138,277
Prepaid expenses	2,869	11,306
Total current assets	538,779	780,920
Investments held in Trust Account	25,089,733	24,554,804
Total assets	$25,628,512	$25,335,724
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,523,067	$157,789
Excise tax payable	283,933	283,933
Reserve for uncertain tax positions	955,617	955,617
Derivative warrant liability	1,432,000	1,074,000
Note payable – Sponsor	100,000	—
Note Payable - Polar, at fair value	638,431	346,353
Due to related party	27,500	64,750
Total liabilities	6,960,548	2,882,442

Temporary equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,312,029 shares issued and outstanding at approximately $10.57 and $10.38 redemption value at June 30, 2024 and December 31, 2023, respectively	24,433,968	24,005,323
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,000,000 shares issued and outstanding (excluding 2,312,029 shares subject to possible redemption) at June 30, 2024 and December 31, 2023	300	300
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,739,916 shares issued and outstanding at June 30, 2024 and December 31, 2023	274	274
Accumulated deficit	(5,766,578)	(1,552,615)
Total stockholders’ deficit	(5,766,004)	(1,552,041)
Total liabilities, temporary equity and stockholders’ deficit	$25,628,512	$25,335,724

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating costs	$(1,370,395)	$(177,949)	$(4,016,639)	$(603,635)

Loss from operations	(1,370,395)	(177,949)	(4,016,639)	(603,635)

Other (loss) income
Interest income	323,094	592,837	643,393	1,164,678
Change in fair value of derivative warrant liabilities	(358,000)	1,954,680	(358,000)	1,750,620
Operating account interest income	1,476	—	2,655	—
Change in fair value of NP - Polar	(14,336)	—	(110,322)	—
Change in fair value of convertible promissory note	—	243,274	—	416,974

Total other (loss) income	(47,766)	2,790,791	177,726	3,332,272

(Loss) income before provision for income taxes	(1,418,161)	2,612,842	(3,838,913)	2,728,637
Provision for income taxes	(30,645)	(207,539)	(114,649)	(244,582)

Net (loss) income	$(1,448,806)	$2,405,303	$(3,953,562)	$2,484,055

Weighted average shares outstanding, Class A Common Stock subject to possible redemption	2,312,029	5,012,592	2,312,029	5,012,592

Basic and diluted net (loss) income per share, Class A Common Stock subject to possible redemption	$(0.16)	$0.24	$(0.36)	$0.42

Weighted average shares outstanding, non-redeemable Class A common stock and Class B common stock	5,750,000	5,750,000	5,739,916	5,750,000

Basic and diluted net (loss) income per share, non-redeemable Class A common stock and Class B common stock	$(0.19)	$0.21	$(0.54)	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2023	—	$—	3,000,000	$300	2,739,916	$274	$—	$(1,552,615)	$(1,552,041)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(358,656)	(358,656)
Subscription Agreement - Polar	—	—	—	—	—	—	—	120,592	120,592
Net loss	—	—	—	—	—	—	—	(2,504,756)	(2,504,756)
Balance as of March 31, 2024	—	—	3,000,000	300	2,739,916	274	—	(4,295,435)	(4,294,861)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(69,989)	(69,989)
Subscription Agreement - Polar	—	—	—	—	—	—	—	47,652	47,652
Net loss	—	—	—	—	—	—	—	(1,448,806)	(1,448,806)
Balance as of June 30, 2024	—	$—	3,000,000	$300	2,739,916	$274	$—	$(5,766,578)	$(5,766,004)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit (1)	Total Stockholders' Deficit (1)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	—	$—	5,750,000	$575	$—	$(10,016,759)	$(10,016,184)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(1,622,652)	(1,622,652)
Deemed contribution by former Sponsor	—	—	—	—	—	—	—	227,424	227,424
Net income	—	—	—	—	—	—	—	78,752	78,752
Balance as of March 31, 2023	—	—	—	—	5,750,000	575	—	(11,333,235)	(11,332,660)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(182,025)	(182,025)
Deemed contribution by former Sponsor	—	—	—	—	—	—	—	202,509	202,509
Net income	—	—	—	—	—	—	—	2,405,303	2,405,303
Balance as of June 30, 2023	—	$—	—	$—	5,750,000	$575	$—	$(8,907,448)	$(8,906,873)

(1)	Revised to reflect a revision to previously issued financial statements as discussed in the Company’s Form 10-K as filed with the SEC on April 23, 2024.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(3,953,562)	$2,484,055
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income	(643,393)	(1,164,678)
Deferred tax expense	—	244,582
Change in fair value of share subscription agreement	110,322	—
Change in fair value of derivative warrant liability	358,000	(1,750,620)
Change in fair value of convertible promissory note	—	(416,974)
Changes in operating assets and liabilities:
Prepaid expenses	8,437	—
Accounts payable and accrued expenses	3,365,278	132
Franchise taxes payable	(20,050)	—
Tax receivable	(327,378)	(86,230)
Net cash used in operating activities	(1,102,346)	(689,733)
Cash flows from investing activities
Purchases of marketable securities in Trust Account	—	(104,153,634)
Sale of cash and marketable securities held-to-maturity in Trust Account	—	104,383,147
Proceeds from trust account for the payment of taxes	108,464	—
Net cash provided by investing activities	108,464	229,513
Cash flows from financing activities
Proceeds from convertible promissory note	—	910,000
Proceeds from note payable - Sponsor	100,000	—
Proceeds from Stock subscription agreement	350,000	—
Repayment of promissory note to related party	(86,636)	(300,000)
Proceeds from promissory note to related party	49,386	—
Net cash provided by financing activities	412,750	610,000
Net change in cash	(581,132)	149,780
Cash at beginning of period	631,337	13,715
Cash at end of period	$50,205	$163,495
Supplemental disclosure of non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$428,645	$—
Subscription Agreement - Polar	$168,244	$—

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

The registration statement for the initial public offering of the Company (the “Initial Public Offering”) was declared effective on October 4, 2021 and the Company consummated the Initial Public Offering by selling 23,000,000 units at a purchase price of $10.00 (“Units”) per Unit. Each Unit consists of one Class A common stock and one-half public warrant. Each whole warrant (“Public Warrant”) entitles the holder to purchase one Class A common stock at a price of $11.50 per share.

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

The Company has not yet begun operations and therefore, all activity for the period from February 23, 2021 (date of inception) through June 30, 2024, relates to the Company’s Initial Public Offering, identifying a target for the Initial Business Combination and activities necessary for the consummation of an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income or losses in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of the warrant derivative liability and note payable - Polar.

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

The Company will have until February 7, 2025 (as may be extended until April 7, 2025) to consummate an Initial Business Combination (the “Combination Period”). If the Company has not completed an Initial Business Combination by the such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company to pay its tax obligations and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the founder shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete an Initial Business Combination on or before February 7, 2025 (as may be extended until April 7, 2025).

Charter Amendments and Early Redemptions; Purchase Agreement; Anchor Transfer Agreements

On December 7, 2022, following approval by the Company’s stockholders at a special meeting (the “December 2022 Special Meeting”), the Company effected a charter amendment and an amendment to its Investment Management Trust Agreement with Continental Stock Transfer & Trust Company, the effect of which was to change the Company’s prior termination date from April 7, 2023 to August 7, 2023 (and further extended to October 6, 2023 by the Former Sponsor providing the Company with the requisite notice and the deposit amount). In connection with the December 2022 Special Meeting, 17,987,408 public shares were tendered for redemption (the “First Redemption”). Immediately after giving effect to the First Redemption, the Company had approximately $51.2 million remaining in the Trust Account.

On September 27, 2023, the Company, the Former Sponsor and Focus Impact BHAC Sponsor, LLC (the “Sponsor”) entered into a Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, subject to satisfaction of certain conditions, the Sponsor (i) agreed to purchase an aggregate of 3,746,303 shares of Class B common stock (as defined below) from the Former Sponsor and each of the anchor investors and 4,160,000 Private Placement Warrants from the Former Sponsor for an aggregate purchase price of $16,288 and (ii) became the Sponsor of the Company (together, the “Purchase”). In connection therewith, the Former Sponsor also entered into anchor transfer agreements with each of its anchor investors, whereby each anchor investor agreed, subject to the conditions contained therein, when and as directed by the Former Sponsor, to transfer 2/3 of their shares of Class B common stock for no consideration; provided, however, upon the request of an anchor investor, the Former Sponsor shall pay to them $0.0043 per share.

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

On October 6, 2023, (following approval by our stockholders at a special meeting (the “October 2023 Special Meeting”), the Company effected an amendment to its amended and restated certificate of incorporation, the effect of which was to (i) further extend the period of time by which the Company has to consummate an Initial Business Combination to July 31, 2024 and (ii) provide for the right of a holder of shares of Class B common stock to convert such shares into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder. In connection with the October 2023 Special Meeting, 2,700,563 public shares were tendered for redemption (the “Second Redemption”) and the Former Sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock (the “Conversion”). Upon conversion of Class B common stock to Class A common stock, such Class A common stock will not be entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. Immediately after giving effect to the Second Redemption and the Conversion, on October 24, 2023, the Company had approximately $24.3 million remaining in the Trust Account, and 5,312,029 shares of Class A common stock (including the 3,000,000 converted shares of Class B common stock) and 2,750,000 shares of Class B Common Stock outstanding.

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

On July 31, 2024, (following approval by our stockholders at a special meeting (the “July 2024 Special Meeting”), the Company effected an amendment to its amended and restated certificate of incorporation, the effect of which was to (i) further extend the period of time by which the Company has to consummate an Initial Business Combination (the “Termination Date”) to February 7, 2025 and to allow the Company, without the need for another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to two times, by an additional one month each time, after February 7, 2025, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date and (ii) eliminate the limitation that the Company may not redeem public stock to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 in order to allow the Company to redeem the Public Stock irrespective of whether such redemption would exceed the Redemption Limitation.

In connection with the July 2024 Special Meeting, the holders of 1,099,905 shares of Class A common stock properly exercised their right to redeem their shares (the “Third Redemption”) for cash at a redemption price of approximately $10.63 per share, for an aggregate redemption amount of $11,692,068. In addition, in connection with the July 2024 Special Meeting, the Sponsor and Former Sponsor converted an aggregate of 1,100,000 of their shares of Class B common stock into shares of Class A common stock on a one for one basis. Such converted shares of Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. After giving effect to the Third Redemption and the conversion, the Company had approximately $12.9 million remaining in the Trust Account, 5,312,124 shares of Class A common stock (including 4,100,000 converted shares of Class B common stock) and 1,639,916 shares of Class B common stock outstanding.

In connection with the July 2024 Special Meeting, the Company and NewCo (as defined below) entered into non-redemption agreements with certain stockholders of the Company pursuant to which, such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,047,399 shares of Class A common stock in connection with the July 2024 Special Meeting and to hold such shares through the July 2024 Special Meeting. In exchange for the foregoing commitments not to redeem such shares of Class A common stock, NewCo agreed to issue to such stockholders, for no additional consideration, an aggregate of 174,566 shares of Class A common stock of NewCo (and up to an aggregate of 232,750 shares of Class A common stock of NewCo if the Company utilizes the two monthly extensions described above), in connection with the consummation of the Initial Business Combination.

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

Termination

The Business Combination Agreement contains certain termination rights for both the Company and XCF including, among others, that the Business Combination Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and XCF, (ii) by written notice from either the Company or XCF to the other if certain approvals of the the Company’s stockholders, to the extent required under the Business Combination Agreement, are not obtained as set forth therein, (iii) by written notice from the Company, if certain approvals of the XCF stockholders are not obtained within two (2) business days after the Registration Statement is declared effective, (iv) by written notice from the Company if the Key Agreement is not entered into by a specified date or a key supplier exercises certain rights under the Key Agreement in connection with the Business Combination and (v) by either the Company or XCF in certain other circumstances set forth in the Business Combination Agreement, including, among others, (a) if the Closing is permanently enjoined, restrained or prohibited by the terms of a final, non-appealable governmental order, (b) in the event of certain uncured breaches by the other party, (c) if the the Company’s stockholders do not approve the Business Combination or (d) if the Closing has not occurred on or prior to September 11, 2024 (the “Business Combination Termination Date”), provided that the Business Combination Termination Date will be automatically extended to November 11, 2024 if the Registration Statement is not declared effective on or prior to September 11, 2024.

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

Going Concern

The Company has incurred and expects to continue to incur additional costs in pursuit of its Initial Business Combination. The Company has determined that it will not be able to sustain operations for the next twelve months without additional financing. As of June 30, 2024, the Company had $50,205 in its operating bank account available for working capital needs, $25,089,733 investments in liquid securities held in trust, which are not available for working capital needs, and a working capital deficit of $6,421,769.

Until the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Former Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares (as defined in Note 3) and a Note Payable to Former Sponsor (Note 3) in the amount of $563,009 that was fully repaid on October 7, 2021.

The Company had net borrowings of $988,402 pursuant to the Convertible Promissory Note issued to the Former Sponsor (Note 5) and on July 31, 2023, the Company issued a non-interest-bearing promissory note in the aggregate principal amount of up to $1,052,644 to the Former Sponsor (the “Extension Promissory Note”). At the closing of the Purchase Agreement with the Sponsor on November 2, 2023, the Convertible Promissory Note and Extension Promissory Note were terminated and of no further force and effect, resulting in loan forgiveness by the note holder.

In association with the Subscription Agreement (discussed in Note 3), the Company has borrowed $1,200,000.

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor and had borrowed $100,000 under the FI Sponsor Promissory Note at June 30, 2024.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete an Initial Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 7, 2025 (as may be extended until April 7, 2025), to consummate an Initial Business Combination. It is uncertain that the Company will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, and the Termination Date is not extended beyond April 7, 2025, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 7, 2025 (as may be extended until April 7, 2025).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form10-K for the period ended December 31, 2023, as filed with the SEC on April 23, 2024, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

The condensed statement of changes in stockholders’ deficit for December 31, 2022, March 31, 2023 and June 30, 2023 has been revised to reflect a revision to previously issued financial statements as discussed in the Company’s Form 10-K as filed with the SEC on April 23, 2024.

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

Cash and Cash Equivalents

As of June 30, 2024 and December 31, 2023, the Company had $50,205 and $631,337, respectively, in cash outside of the Trust Account available for working capital needs. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

As of June 30, 2024 and December 31, 2023, investments held in Trust Account consisted of mutual funds that invest primarily in U.S. government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are classified as available-for-sale and presented on the balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“Topic 820”), approximates the carrying amounts represented in the accompanying financial statements. The carrying amounts of working capital balances approximate their fair values due to the short maturities of these items. Topic 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of characteristics specific to the financial instruments, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The option (“Working Capital Loan Option”) to convert the FI Sponsor Promissory Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. At June 30, 2024 and December 31, 2023, the value of the Working Capital Loan Option was $0.

Related Party Promissory Note

On July 31, 2023, the Company issued a non-interest bearing promissory note in the aggregate principal amount of up to $1,052,644 (“Related Party Promissory Note”) to the Former Sponsor and borrowed a net amount of $400,009.

On November 2, 2023, $335,259 of the Related Party Promissory Note was terminated and of no further force and effect, resulting in loan forgiveness by the note holder. For the terminated Related Party Promissory Note, the Company followed ASC 470. As a result, at December 31, 2023, the Company reported $64,749 on the balance sheet on the line due to related party. During the first quarter of 2024, the Former Sponsor was repaid $64,749 and subsequently paid certain expenses on behalf of the company. As such, at June 30, 2024, the Company reported $27,500 on the balance sheet on the line due to related party.

As the holders of the Related Party Promissory Notes are equity holders in the Company, the resulting gain on the extinguishment of the Related Party Promissory Note was recognized as a capital contribution to the Company.

Due to related party

A related party paid certain expenses on behalf of the Company with the amount due upon demand. At June 30, 2024 and December 31, 2023, the related party was due $27,500 and $64,750 respectively.

Non-Redemption Agreement

The Company has determined the non-redemption agreements entered into in connection with the October 2023 Special Meeting are an equity classified derivative instrument. As such, the Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, at December 31, 2023, the value of the 389,359 Class B common stock, determined to be $1,230,000, transferred to the non-redeeming shareholders is treated as an equity contribution and recognized as operating costs in the statement of operations. The value of the Class B common stock forfeited by the Sponsors is reported as an increase to stockholders’ equity.

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

In accordance with ASC 825, the Company has elected to record the Note Payable – Polar at fair value upon issuance and will remeasure the Note Payable – Polar at fair value at each reporting period. Changes in the estimated fair value of the Note Payable – Polar are recognized within change in the fair value of the Note payable – Polar in the statements of operations. At June 30, 2024, the Company had borrowed $1,200,000 under the Subscription Agreement and reported the fair value on the balance sheet $638,431 . At December 31, 2023, there was $850,000 borrowed under the Note Payable – Polar. The Note Payable – Polar is remeasured to fair value at each reporting date. Changes in fair value of $(14,336) and $(110,322) were included in the statement of operations during the three and six months ended June 30, 2024, respectively.

The SSA – Polar is indexed and settled in the Company’s common stock and is thus considered an equity classified instrument under ASC815. The following table shows the activity of the Note Payable - Polar.

		Discount to Fair Value		Change in Fair Value
	Borrowing	(Equity)	Fair Value	Gain/(Loss)
November 3, 2023	$850,000	$590,851	$259,149
December 31, 2023			$346,353	$(87,204)
March 12, 2024	$250,000	$120,592	$129,408
March 31, 2024			$571,747	$(95,986)
May 2, 2024	$100,000	47,652	$52,348
June 30, 2024			$638,431	$(14,336)

Capital Market Advisors

In 2023, the Company engaged the services of multiple entities to act as capital market advisors (“CMA”), specifically to advise on market conditions, seeking an extension for completing an Initial Business Combination, a possible Initial Business Combination, and acting as a placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities or other capital or debt raising transaction. No fees are due the advisors until consummation of the Initial Business Combination and are payable at that time in a combination of cash and shares of common stock of the public company entity that survives the Initial Business Combination.  In accordance with ASC 718, at the effective date of November 2, 2023, the value of the shares issuable as of the execution date of the contracts was $312,600. Additionally, the Company will pay $3,500,000 plus an amount equal to 4.0% (together the “Deferred CMA Fees”) of the sum of (A) the gross proceeds raised from investors identified by the advisor received by the Company or Target plus (B) proceeds released from the Trust Account in connection with the closing of the Initial Business Combination with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem shares of the Company’s Class A common stock.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features include certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, 2,312,029 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets.

All of the 23,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering (5,012,592 of which remained outstanding after giving effect to the First Redemption and 2,312,029 of which remained outstanding (excluding the 3,000,000 converted shares of Class B common stock) after the Second Redemption and 1,212,124 of which remained outstanding (excluding the 4,100,000 converted shares of Class B common stock) after the Third Redemption) contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Accretion of redeemable common stock results in charges against accumulated deficit.

Changes in the carrying amount of common stock subject to redemption are affected by earnings on the Trust Account that exceed amounts payable for taxes, additional funding of the Trust Account, amounts withdrawn from the Trust Account to pay tax obligations and redemptions of the Company’s Class A common stock.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s operations included those activities necessary to consummate an Initial Business Combination. As such, the Company deducted startup and operating costs for tax purposes. As there is uncertainty in regard to this approach, the Company recognized a reserve for uncertain tax positions on the balance sheet.  At June 30, 2024 and December 31, 2023, the Company reported $955,617 on the balance sheet for this uncertainty.

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

Whether and to what extent the Company would be subject to the excise tax in connection with an Initial Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Initial Business Combination, extension or otherwise, (ii) the structure of an Initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an Initial Business Combination (or otherwise issued not in connection with an Initial Business Combination but issued within the same taxable year of an Initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could potentially reduce the per-share amount that the Company’s public stockholders would otherwise be entitled to receive upon redemption of their public shares, cause a reduction in the cash available on hand to complete an Initial Business Combination and hinder the Company’s ability to complete an Initial Business Combination. At June 30, 2024 the Company recognized an excise tax liability of $283,933 related to share redemptions. In accordance with ASC 340-10-S99-1, the liability does not impact the condensed statements of operations and is offset against accumulated deficit because additional paid-in capital is not available.

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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months June 30,		For the Six Months June 30,
	2024	2023	2024	2023
Net (loss) income, as reported	$(1,448,806)	$2,405,303	$(3,953,562)	$2,484,055
Reconciliation items:
Deemed dividend to redeemable Class A stockholders	(69,989)	(182,025)	(428,645)	(1,804,677)

Allocation of net income, as adjusted	$(1,518,795)	$2,223,278	$(4,382,207)	$679,378

	For the Three Months Ended June 30,
	2024		2023
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B

Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income attributable to common stockholders, as adjusted	$(435,560)	$(1,083,235)	$1,217,499	$1,187,804
Allocation of accretion of temporary equity to redeemable Class A shares	69,989	—	—	—
Allocation of net income (loss)	$365,571	$(1,083,235)	$1,217,499	$1,187,804
Denominator:
Weighted average common stock outstanding, basic and diluted	2,312,029	5,750,000	5,012,592	5,750,000

Basic and diluted net (loss) income per common share	$(0.16)	$(0.19)	$0.24	$0.21

	For the Six Months Ended June 30
	2024		2023
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B

Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income attributable to common stockholders, as adjusted	$(1,258,303)	$(3,123,904)	$2,121,092	$362,963
Allocation of accretion of temporary equity to redeemable Class A shares	428,645	—	—	—
Allocation of net income	$(829,658)	$(3,123,904)	$2,121,092	$362,963
Denominator:
Weighted average common stock outstanding, basic and diluted	2,312,029	5,739,916	5,012,592	5,750,000

Basic and diluted net income (loss) per common share	$(0.36)	$(0.54)	$0.42	$0.06

As of June 30, 2024, the outstanding warrants to purchase 17,900,000 shares of Class A common stock were excluded from the computation of diluted net income per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. At June 30, 2024 and December 31, 2023, 1,320,000 and 935,000 shares of Class A common stock, respectively, that may be issued in association with the Subscription Agreement are excluded from diluted net income per share as the conditions for the issuance of the shares has not happened. Additionally, shares that might be issuable in relation to the proposed Business Combination are excluded from the diluted net income per share as the conditions for the issuance of the shares has not happened.

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

•
each of the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive (i) their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of the Initial Business Combination; (ii) their redemption rights with respect to their founder shares and any public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the public shares if the Company has not completed an Initial Business Combination on or before February 7, 2025 (as may be extended until April 7, 2025) or (B) with respect to any other provisions relating to stockholders’ rights or pre-Initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company does not complete the Initial Business Combination on or before February 7, 2025 (as may be extended until April 7, 2025), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company does not complete the Initial Business Combination within the prescribed time frame. If the Company submits the Initial Business Combination to its public stockholders for a vote, the Sponsor, officers and directors have agreed to vote their founder shares and any public shares they may acquire during or after the Initial Public Offering, in favor of the Initial Business Combination, and each of the anchor investors has agreed to vote its founder shares (subject to the right to abstain from voting) in favor of the Initial Business Combination.

•
the founder shares are shares of Class B common stock that will automatically convert into shares of the Company’s Class A common stock upon the completion of the Initial Business Combination or earlier at the option of the holder thereof;

•
the anchor investors will not be entitled to (i) redemption rights with respect to any founder shares held by them in connection with the completion of the Initial Business Combination; (ii) redemption rights with respect to any founder shares held by them in connection with a stockholder vote to amend the Company’s amended and restated certification of incorporation in a manner that would affect the substance or timing of its obligation to redeem 100% of our public shares if the Company has not consummated an Initial business combination by February 7, 2025 (as may be extended until April 7, 2025) or; (iii) rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its Initial Business Combination by February 7, 2025 (as may be extended until April 7, 2025) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Initial Business Combination within the prescribed time frame); and

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

On November 2, 2023, the Sponsor acquired an aggregate of 3,746,303 shares of Class B common stock from the Former Sponsor and each of the anchor investors and 4,160,000 private placement warrants from the Former Sponsor. Contemporaneously with the shares acquired by the Sponsor, the Sponsor transferred an aggregate of 50,000 shares of Class B common stock to two of the Company’s directors.

In connection with the October 2023 Special Meeting the Former Sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock. Upon conversion of shares of Class B common stock to shares of Class A common stock, such shares of Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions.

In connection with the July 2024 Special Meeting, the Sponsor and Former Sponsor converted an aggregate of 1,100,000 of their shares of Class B common stock into shares of Class A common stock. Upon conversion of shares of Class B common stock to shares of Class A common stock, such shares of Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions.

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

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the FI Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account. Up to the total principal amount of the FI Sponsor Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Former Sponsor at the time of the initial public offering of the Company. At June 30, 2024, there was $100,000 outstanding on the FI Sponsor Promissory Note.

 Administrative Services Agreement

The Company entered into an agreement whereby, commencing on October 7, 2021, through the earlier of the consummation of an Initial Business Combination or the Company’s liquidation, the Company has agreed to pay an affiliate of the Former Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. The Company records the administrative services agreement costs within operating costs on the statements of operations. On August 8, 2023, (i) the Company and the Former Sponsor agreed to terminate the Administrative Services Agreement dated October 4, 2021, with effect from and as of March 31, 2023 and (ii) the Former Sponsor agreed to waive any and all amounts due and owing by the Company after March 31, 2023. For the three and six months ended June 30, 2024, the Company did not incur any fees related to the administrative services agreement. For the three and six months ended June 30, 2023, the Company incurred and paid $0, and $45,000, respectively.

Note 4—Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

The redemption value for Class A Shares reflected on the balance sheets is reconciled on the following table:

	Shares	Amount

December 31, 2022	5,012,592	$50,125,920
Less:
Redemption of Class A Shares	(2,700,563)	(28,393,290)
Plus:
Accretion of Class A common stock to redemption value	—	2,272,693
December 31, 2023	2,312,029	$24,005,323
Plus:
Accretion of Class A common stock to redemption value	—	358,656
March 31, 2024	2,312,029	$24,363,979
Plus:
Accretion of Class A common stock to redemption value	—	69,989
June 30, 2024	2,312,029	$24,433,968

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current Offering prospectus relating thereto is available, and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Initial Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. At June 30, 2024 and December 31, 2023, there were 11,500,000 Public Warrants and 6,400,000 Private Placement Warrants outstanding.

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

		June 30,	December 31
	Level	2024	2023
Assets:
Investment held in Trust Account	1	$25,089,733	$24,554,804
Liabilities:
Public Warrants (1)	1	$920,000	$690,000
Private Placement Warrants (1, 2)	2	$512,000	$384,000
Working Capital Loan Conversion Option	3	$—	$—
Note Payable - Polar	3	$638,431	$346,353

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

Warrant Liability

As of June 30, 2024 and December 31, 2023, the Public Warrants are classified as Level 1 in the fair value hierarchy and are valued at the publicly traded price. The Private Placement Warrants have substantially the same terms as the Public Warrants and the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. With the decline in volatilities, there is de minimis benefit to Private Warrants with exemption from make whole redemptions. As such, the Private Warrants are considered economically equivalent to the Public Warrants. Accordingly, the Private Placement Warrants are valued at the Public Warrant price and on December 31, 2023 classified them as Level 2 financial instruments. Other than the reclassification of the Private Placement Warrants to Level 2, there were no other transfers in or out of Level 3 of the fair value hierarchy during period ended June 30, 2024.

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

The following table presents the changes in the fair value of the Company’s financial assets and liabilities classified as Level 3:

	Note payable - Polar	Working Capital Loan Conversion Option

Fair value as of December 31, 2023	$346,353	$—
Initial value of the Working Capital Loan Conversion Option	—	—
Change in fair value	225,394	—
Fair value as of March 31, 2024	$571,747	$—
Change in fair value	66,684	—
Fair value as of June 30, 2024	$638,431	$—

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

•	Probability of an Initial Business Combination as based on the Company’s management.

The key inputs into the models for the Note Payable - Polar were as follows:

Input	June 30, 2024	December 31, 2023

Probability of an Initial Business Combination	50%	40%
Risk-free rate	5.48%	5.18%
Expected term (years)	0.25	0.58
Expected volatility	De minimis	De minimis
Class A common stock price	$10.70	$10.46

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

Note 7—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of June 30, 2024 through the date that these unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 31, 2024, (following approval by our stockholders at the July 2024 Special Meeting, the Company effected an amendment to its amended and restated certificate of incorporation, the effect of which was to (i) further extend the period of time by which the Company has to consummate an Initial Business Combination to February 7, 2025 and to allow the Company, without the need for another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to two times, by an additional one month each time, after February 7, 2025, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date and (ii) eliminate the limitation that the Company may not redeem public stock to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 in order to allow the Company to redeem the Public Stock irrespective of whether such redemption would exceed the Redemption Limitation.

In connection with the July 2024 Special Meeting, the holders of 1,099,905 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.63 per share, for an aggregate redemption amount of $11,692,068. In addition, in connection with the July 2024 Special Meeting, the Sponsor and Former Sponsor converted an aggregate of 1,100,000 of their shares of Class B common stock into shares of Class A common stock on a one for one basis. Such converted shares of Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. After giving effect to the Third Redemption and the conversion, the Company had approximately $12.9 million remaining in the Trust Account, 5,312,124 shares of Class A common stock (including 4,100,000 converted shares of Class B common stock) and 1,639,916 shares of Class B common stock outstanding.

In connection with the July 2024 Special Meeting, the Company and NewCo entered into non-redemption agreements with certain stockholders of the Company pursuant to which, such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,047,399 shares of Class A common stock in connection with the July 2024 Special Meeting and to hold such shares through the July 2024 Special Meeting. In exchange for the foregoing commitments not to redeem such shares of Class A common stock, NewCo agreed to issue to such stockholders, for no additional consideration, an aggregate of 174,566 shares of Class A common stock of NewCo (and up to an aggregate of 232,750 shares of Class A common stock of NewCo if the Company utilizes the two monthly extensions described above), in connection with the consummation of the Initial Business Combination.

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

Table of  Contents
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

On July 31, 2024, (following approval by our stockholders at the July 2024 Special Meeting, the Company effected an amendment to its amended and restated certificate of incorporation, the effect of which was to (i) further extend the period of time by which the Company has to consummate an Initial Business Combination to February 7, 2025 and to allow the Company, without the need for another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to two times, by an additional one month each time, after February 7, 2025, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date and (ii) eliminate the limitation that the Company may not redeem public stock to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 in order to allow the Company to redeem the Public Stock irrespective of whether such redemption would exceed the Redemption Limitation.

In connection with the July 2024 Special Meeting, the holders of 1,099,905 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.63 per share, for an aggregate redemption amount of $11,692,068. In addition, in connection with the July 2024 Special Meeting, the Sponsor and Former Sponsor converted an aggregate of 1,100,000 of their shares of Class B common stock into shares of Class A common stock on a one for one basis. Such converted shares of Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. After giving effect to the Third Redemption and the conversion, the Company had approximately $12.9 million remaining in the Trust Account, has 5,312,124 shares of Class A common stock (including 4,100,000 converted shares of Class B common stock) and 1,639,916 shares of Class B common stock outstanding.

In connection with the July 2024 Special Meeting, the Company and NewCo entered into non-redemption agreements with certain stockholders of the Company pursuant to which, such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,047,399 shares of Class A common stock in connection with the July 2024 Special Meeting and to hold such shares through the July 2024 Special Meeting. In exchange for the foregoing commitments not to redeem such shares of Class A common stock, NewCo agreed to issue to such stockholders, for no additional consideration, an aggregate of 174,566 shares of Class A common stock of NewCo (and up to an aggregate of 232,750 shares of Class A common stock of NewCo if the Company utilizes the two monthly extensions described above), in connection with the consummation of the Initial Business Combination.

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

Table of  Contents
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

Table of  Contents
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

Convertible Promissory Note

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor. The FI Sponsor Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the FI Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account. Up to the total principal amount of the FI Sponsor Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Former Sponsor at the time of the initial public offering of the Company. At June 30, 2024, $100,000 was drawn on the note.

Uncertain Tax Position

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Our operations included those activities necessary to consummate an Initial Business Combination. As such, we deducted startup and operating costs for tax purposes. As there is uncertainty in regard to this approach, we recognized a reserve for uncertain tax positions on the balance sheet.  At June 30, 2024 and December 31, 2023, we reported $955,617 on the balance sheet for this uncertainty.

Results of Operations

Our entire activity from inception up to October 7, 2021 was in preparation for our initial public offering and, since the consummation of our initial public offering, the search for and consumption of a prospective target business. We will not generate any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.

Table of  Contents
For the three months ended June 30, 2024, we had a net loss of $1,448,806, which primarily consisted of a loss of $14,336 from a change in fair value of Note Payable – Polar, an income tax expense of $30,645 and $1,370,395 in operating costs, partially offset by operating account interest income of $1,476 and Trust Account interest income of $323,094.

For the three months ended June 30, 2023, we had a net income of $2,405,303, which consisted of Trust Account interest income of $592,837, a gain of $243,274 from a change in fair valuation of convertible promissory note, and gain of $1,954,680 from a change in fair valuation of derivative warrant liabilities, offset by $177,949 in operating costs and an additional $207,539 in provision for income taxes.

For the six months ended June 30, 2024, we had a net loss of $3,953,562, which primarily consisted of a loss of $110,322 from a change in fair value of Note Payable – Polar, an income tax expense of $114,649 and $4,016,639 in operating costs, partially offset by operating account interest income of $2,655 and Trust Account interest income of $643,393.

For the six months ended June 30, 2023, we had a net income of $2,484,055, which consisted of Trust Account interest income of $1,164,678, a gain of $416,974 from a change in fair valuation of convertible promissory note, and a gain of $1,750,620 from a change in fair valuation of derivative warrant liabilities, offset by $603,635 in operating costs and an additional $244,582 in provision for income taxes.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred and expect to continue to incur additional costs in pursuit of our Initial Business Combination. We have determined that we will not be able to sustain operations for the next twelve months without additional financing. As of June 30, 2024, we had $50,205 in our operating bank account available for working capital needs and a working capital deficit of $6,421,769.

Until the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Former Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares (as defined in Note 3) and a Note Payable to Former Sponsor (Note 3) in the amount of $563,009 that was fully repaid on October 7, 2021.

The Company had net borrowings of $988,402 pursuant to the Convertible Promissory Note issued to the Former Sponsor (Note 5) and on July 31, 2023, the Company issued a non-interest-bearing promissory note in the aggregate principal amount of up to $1,052,644 to the Former Sponsor (the “Extension Promissory Note”). At the closing of the Purchase Agreement with the Sponsor on November 2, 2023, the Convertible Promissory Note and Extension Promissory Note were terminated and of no further force and effect, resulting in loan forgiveness by the note holder.

In association with the Subscription Agreement (discussed in Note 3), the Company has borrowed $1,200,000.

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor and had borrowed $100,000 under the FI Sponsor Promissory Note at June 30, 2024.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete an Initial Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 7, 2025 (as may be extended until April 7, 2025), to consummate an Initial Business Combination. It is uncertain that the Company will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, and the Termination Date is not extended beyond April 7, 2025, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 7, 2025 (as may be extended until April 7, 2025).

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

Table of  Contents
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

Capital Market Advisors

In 2023, the Company engaged the services of multiple entities to act as capital market advisors, specifically to advise on market conditions, advise in connection with seeking an extension for completing an Initial Business Combination, advise in connection with a possible Initial Business Combination, and acting as a placement agent in connection with a private placement of equity, equity-linked, convertible and/or debt securities or other capital or debt raising transaction. No fees are due the advisors until consummation of the Initial Business Combination and are payable at that time in a combination of cash and shares of common stock of the public company entity that survives the Initial Business Combination. In accordance with ASC 718, at the effective date of November 2, 2023, the value of the shares issuable as of the execution date of the contracts was $312,600. Additionally, the Company will pay $3,500,000 plus an amount equal to 4.0% (together the “Deferred CMA Fees”) of the sum of (A) the gross proceeds raised from investors identified by the advisor received by the Company or Target plus (B) proceeds released from the Trust Account in connection with the closing of the Initial Business Combination with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem shares of the Company’s Class A common stock.

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

Share Subscription Agreement - Polar

The share subscription agreement is reported based on the residual value of the Subscription Agreement and was determined based on the residual amount of the proceeds received less the fair value of the Note Payable – Polar. Deviations from the estimated fair value of the Note Payable – Polar could result in a significant difference to our financial results.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Table of  Contents
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principle executive officer and principle financial officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principle executive officer and principle financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our principle executive officer and principle financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis.

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

Table of  Contents
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

During the quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Table of  Contents
Item 6.	Exhibits.

Exhibit Number	Description

2.1(1)	Business Combination Agreement, dated as of March 11, 2024.
3.1(2)	Amendment to Amended and Restated Certificate of Incorporation, dated July 31, 2024 (Extension Amendment).
3.2(2)	Amendment to Amended and Restated Certificate of Incorporation, dated July 31, 2024 (Redemption Limitation Amendment).
10.1(3)	Promissory Note, dated February 26, 2024, by and between Focus Impact BH3 Acquisition Company and Focus Impact BHAC Sponsor, LLC.
10.2(1)	Sponsor Letter Agreement, dated as of March 11, 2024.
10.3(1)	Soule Support Agreement, dated as of March 11, 2024.
10.4(1)	GL Support Agreement, dated as of March 11, 2024.
10.5(1)	Form of Company Support Agreement.
10.6(1)	Form of Management Support Agreement.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on March 12, 2024.
(2)	Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on August 6, 2024.
(3)	Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on March 1, 2024.

Table of  Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2024.

FOCUS IMPACT BH3 ACQUISITION COMPANY

By:	/s/ Carl Stanton
Name:	Carl Stanton
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ernest Lyles
Name:	Ernest Lyles
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)