Form 10-K/A
period 2023-12-31
Focus Impact BH3 Acquisition Co
filed 2024-09-27
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Focus Impact BH3 Acquisition Company, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Focus Impact BH3 Acquisition Company, for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 23, 2024 (the “Original Filing”).

The Company had recognized a liability upon closing of its initial public offering in October 2021 for a portion of the underwriter’s discounts and commissions of $8,050,000 (the “Deferred Underwriting Commissions”) which was contingently payable upon completion of an initial business combination and deposited into the trust account established in connection with the Company’s initial public offering, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering.

On November 2, 2023, the Company received an irrevocable waiver from the underwriters of its initial public offering pursuant to which the underwriters waived all rights (the “Waiver”) to the Deferred Underwriting Commissions. Upon subsequent review and analysis, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined that the accounting for the waived Deferred Underwriting Commissions had previously been improperly classified as a gain in the Company’s statement of operations, and concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to shareholders’ deficit and not as a gain in the statement of operations.

Therefore, the Audit Committee concluded that the financial statements for the year ended December 31, 2023 should no longer be relied upon due to this error. As such, the Company is restating its financial statements for the year ended December 31, 2023 included in the Original Filing.

The Company is filing this Amendment No. 1 to amend the Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7, Financial Statements and Supplementary Data described in Item 8, Item 9A, Controls and Procedures and to amend one related risk factor within Item 1A. Risk Factors.

The change in accounting for the liability extinguishment in connection with the Waiver does not impact the Company’s cash position or funds in the trust account. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the risk factor within Item 1A, Risk Factors under the heading entitled “General Risks – We have identified a material weakness in our internal control over financial reporting relating to our inadequate control for the accounting for complex financial instruments and transactions as of December 31, 2023 including interpretation and accounting for extinguishment of a significant contingent obligation as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.” is hereby amended and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures of the Original Filing are hereby amended and restated in their entirety.

This Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

PART I

CERTAIN TERMS

Unless otherwise stated in this annual report on Form 10-K/A (the “Annual Report”) or unless the context otherwise requires, references to:

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

We have identified a material weakness in our internal control over financial reporting relating to our inadequate control for the accounting for complex financial instruments and transactions as of December 31, 2023, including the interpretation and accounting for extinguishment of a significant contingent obligation as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Annual Report, we have identified a material weakness in our internal controls over financial reporting related to the accounting for complex financial instruments and transactions and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis. Such material weakness includes, the impact of the reporting and disclosures of the non-redemption agreements, the accounting of the waiver of the underwriting fee and the Polar subscription agreement.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weaknesses we identified, we plan to incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements, as described in Part II, Item 9A: Controls and Procedures included in this Annual Report. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements - 2023.” For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

For the year ended December 31, 2023, we had net income of $327,807, as restated, which primarily consisted of a gain of $1,048,940 from a change in fair value of derivative warrant liabilities, interest income of $2,296,926, and a recovery of offering costs attributable to warrants of $501,550, as restated, partially offset by $1,692,413 in operating costs, a non-redemption agreement of $1,230,000, a loss from the change in the fair value of the Note Payable – Polar of $87,204, and an income tax expense of $510,293.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principle executive officer and principle financial officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principle executive officer and principle financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our principle executive officer and principle financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments and transactions and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis.

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

Such material weakness includes, the impact of the reporting and disclosures of the non-redemption agreements, the accounting of the waiver of the underwriting fee, and the Polar subscription agreement.

As a result of these reevaluations, management identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis.

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the financial statements, the Company’s management further evaluated the accounting treatment for the waiver of the deferred underwriters’ fee.

At December 31, 2023, the Company disclosed that the underwriters had waived any and all rights to the deferred underwriters’ fee. The Company applied the guidance in ASC 405-10-40-1, which states that unless addressed by other guidance, a debtor shall derecognize a liability if and only if it has been extinguished. As the liability was extinguished via the underwriters legally releasing the Company from being the primary obligor under the liability, the Company reversed the deferred underwriting fee liability and recorded as a gain in the statement of operations.

Upon further evaluation, the Company believes it is more appropriate to remove the liability not by recognizing a gain in the statement of operations but instead of by reversing the original transaction that created the deferred underwriters’ fee liability. As a result, $7,548,450 of the deferred underwriters’ fee was reversed through equity as it related to the Redeemable Class A common stock issued in the initial public offering and $501,550 of the deferred underwriters’ fee was reversed through the statement of operations as it related to the public warrants issued in the initial public offering.

The Company’s restatement for the accounting for the waiver of the deferred underwriters’ fee did not have any effect on the Company’s previously reported common stock subject to redemption or cash.

The Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the year ended December 31, 2023, should be restated to reflect the impact of the change in the application of the accounting procedures.

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

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Exhibit No.	Description
2.1(11)	Business Combination Agreement, dated as of March 11, 2024.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
3.3(4)	Amendment to the Amended and Restated Certificate of Incorporation of Crixus BH3 Acquisition Company dated December 7, 2022.
3.4(8)	Amendment to the Amended and Restated Certificate of Incorporation of Crixus BH3 Acquisition Company dated October 6, 2023.
3.5(9)	Amendment to the Amended and Restated Certificate of Incorporation of Crixus BH3 Acquisition Company dated November 3, 2023.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated October 4, 2021, between the Company and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Company.
10.1(2)	Promissory Note, dated March 12, 2021, issued to Crixus BH3 Sponsor LLC.
10.2(2)	Securities Subscription Agreement, dated March 12, 2021, between the Company and Crixus BH3 Sponsor LLC.
10.3(1)	Letter Agreement, dated October 4, 2021, between the Company and Crixus BH3 Sponsor LLC.
10.4(1)	Letter Agreement, dated October 4, 2021, between the Company and each of the executive officers and directors of the Company.
10.5(1)	Investment Management Trust Agreement, dated October 4, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.6(1)	Registration Rights Agreement, dated October 4, 2021, among the Company, Crixus BH3 Sponsor LLC and certain securityholders.
10.7(1)	Private Placement Warrants Purchase Agreement, dated October 4, 2021, between the Company and Crixus BH3 Sponsor LLC.
10.8(1)	Form of Indemnity Agreement.
10.9(1)	Form of Investment Agreement.
10.10(3)	Form of Anchor Investors Agreement.
10.11(4)	Amendment to the Investment Management Trust Agreement, dated as of October 4, 2021, between Crixus BH3 Acquisition Company and Continental Stock Transfer & Trust Company dated December 7, 2022.
10.12*	Promissory Note, dated November 1, 2022, issued to Crixus BH3 Sponsor LLC.
10.13(5)	Promissory Note, dated July 31, 2023, issued to Crixus BH3 Sponsor LLC.
10.14(6)	Purchase Agreement, dated September 27, 2023, by and among Crixus BH3 Acquisition Company, Crixus BH3 Sponsor LLC and Focus Impact BHAC Sponsor, LLC.

Exhibit No.	Description
10.15(6)	Form of Anchor Transfer Agreement.
10.16(7)	Form of Non-Redemption Agreement.
10.17(9)	Subscription Agreement, dated November 2, 2023, by and among Crixus BH3 Acquisition Company, Focus Impact BHAC Sponsor, LLC and Polar Multi-Strategy Master Fund.
10.18(10)	Promissory Note, dated February 26, 2024, by and between Focus Impact BH3 Acquisition Company and Focus Impact BHAC Sponsor, LLC.
10.19(11)	Sponsor Letter Agreement, dated as of March 11, 2024.
10.20(11)	Soule Support Agreement, dated as of March 11, 2024.
10.21(11)	GL Support Agreement, dated as of March 11, 2024.
10.22(11)	Form of Company Support Agreement.
10.23(11)	Form of Management Support Agreement.
10.24(12)	Termination of Administrative Services Agreement, dated August 8, 2023, between the Company and Crixus BH3 Sponsor LLC.
21.1*	List of Subsidiaries.
31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Co-Chief Executive Officers required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-259269), filed with the SEC on September 29, 2021.
(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 30, 2022.
(4)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 7, 2022.
(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 2, 2023.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2023.
(7)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 3, 2023.
(8)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 6, 2023.
(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2023.
(10)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2024.
(11)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 12, 2024.
(12)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.

ITEM 16.	FORM 10-K/A SUMMARY

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

Restatement of the financial statements

As discussed in Note 2, the 2023 financial statements have been restated to correct a misstatement.

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

Philadelphia, Pennsylvania
April 23, 2024 (except for the restatement described in Note 2 and the effects thereof, as to which the date is September 27, 2024).

FOCUS IMPACT BH3 ACQUISITION COMPANY
BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets
Cash	$631,337	$13,715
Income tax receivable	138,277	—
Prepaid expenses	11,306	—
Total current assets	780,920	13,715
Investment held in Trust Account	24,554,804	51,340,014
Total assets	$25,335,724	$51,353,729
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$157,789	$—
Excise tax payable	283,933	—
Income taxes payable	—	86,230
Reserve for uncertain tax positions	955,617	596,817
Derivative warrant liability	1,074,000	2,122,940
Convertible promissory note – related party, at fair value	—	300,000
Note Payable - Polar, at fair value	346,353	—
Due to related party	64,750	88,006
Total current liabilities	2,882,442	3,193,993
Deferred underwriting fee payable	—	8,050,000

Total liabilities	2,882,442	11,243,993

Temporary equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,312,029 and 5,012,592 shares issued and outstanding at approximately $10.38 and $10.00 redemption value at December 31, 2023 and 2022, respectively	24,005,323	50,125,920
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,000,000 and none shares issued and outstanding (excluding 2,312,029 and 5,012,592 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	300	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,739,916 and 5,750,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	274	575
Accumulated deficit	(1,552,615)	(10,016,759)
Total stockholders’ deficit	(1,552,041)	(10,016,184)
Total liabilities, temporary equity and stockholders’ deficit	$25,335,724	$51,353,729

The accompanying notes are an integral part of the financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023 (As restated)	2022
Operating costs	$(1,692,413)	$(2,210,778)
Loss from operations	(1,692,413)	(2,210,778)
Other income (expense):
Interest income – operating account	301	—
Interest income – Trust Account	2,296,926	3,038,631
Waiver of deferred offering costs liability attributable to warrants	501,550	—
Change in fair value of derivative warrant liabilities	1,048,940	6,836,233
Change in fair value of Note Payable - Polar	(87,204)	—
Non-redemption agreement	(1,230,000)	—
Total other income, net	2,530,513	9,874,864
Income before provision for income taxes	838,100	7,664,086
Provision for income taxes	(510,293)	(683,047)
Net income	$327,807	$6,981,039
Weighted average shares outstanding, redeemable Class A common stock subject to possible redemption	4,368,896	21,817,266
Basic and diluted net (loss) income per share, redeemable Class A common stock subject to possible redemption	$(0.62)	$0.29
Weighted average shares outstanding, non-redeemable Class A common stock and Class B common stock	5,749,668	5,750,000
Basic and diluted net income per share, non-redeemable Class A common stock and Class B common stock	$0.53	$0.11

The accompanying notes are an integral part of the financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	—	$—	—	$—	5,750,000	$575	$—	$(13,027,822)	$(13,027,247)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(3,969,976)	(3,969,976)
Net income	—	—	—	—	—	—	—	6,981,039	6,981,039

Balance as of December 31, 2022	—	$—	—	$—	5,750,000	$575	—	$(10,016,759)	$(10,016,184)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(2,272,693)	(2,272,693)
Deemed contribution by Former Sponsor	—	—	—	—	—	—	—	1,323,661	1,323,661
Contribution - non-redemption agreements	—	—	—	—	—	—	—	1,230,000	1,230,000
Security Subscription Agreement - Polar	—	—	—	—	—	—	—	590,851	590,851
Excise tax payable	—	—	—	—	—	—	—	(283,933)	(283,933)
Cancellation and retirement of Class B common stock	—	—	—	—	(10,084)	(1)	—	1	—
Conversion of Class B common stock to Class A common stock	—	—	3,000,000	300	(3,000,000)	(300)	—	—	—
Waiver of Deferred Underwriters’ Fee (as restated)	—	—	—	—	—	—	—	7,548,450	7,548,450
Net income (as restated)	—	—	—	—	—	—	—	327,807	327,807
Balance as of December 31, 2023	—	$—	3,000,000	$300	2,739,916	$274	$—	$(1,552,615)	$(1,552,041)

The accompanying notes are an integral part of the financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023 (As restated)	2022
Cash flows from operating activities
Net income	$327,807	$6,981,039
Adjustments to reconcile net income to net cash used in operating activities:
Interest income – Trust Account	(2,296,926)	(3,038,631)
Change in fair value of derivative warrant liabilities	(1,048,940)	(6,836,233)
Change in fair value of Note Payable - Polar	(87,204)	—
Waiver of deferred offering costs liability attributable to warrants	(501,550)	—
Non-redemption agreement	1,230,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(11,306)	570,994
Accounts payable and accrued expenses	157,789	(5,000)
Due to related party	(23,256)	88,006
Income tax payable	134,293	683,047
Net cash used in operating activities	(1,944,885)	(1,556,778)
Cash flows from investing activities
Sales of marketable securities in Trust Account	—	232,527,061
Investments in Trust Account	(350,881)	—
Proceeds from Trust Account	1,039,727	—
Purchases of marketable securities in Trust Account	—	(748,934,935)
Sales and maturities of marketable securities in Trust Account	—	700,391,261
Cash withdrawn from Trust Account in connection with redemption	28,393,290	—
Net cash provided by investing activities	29,082,136	183,983,387
Cash flows from financing activities
Proceeds from convertible promissory note	988,402	300,000
Payment of convertible promissory note	(300,000)	—
Proceeds from note payable – Polar	850,000	—
Proceeds from promissory note to related party	812,411	—
Repayment of promissory note to related party	(477,152)	—
Redemptions of common stock	(28,393,290)	(183,844,056)
Net cash used in financing activities	(26,519,629)	(183,544,056)
Net change in cash	617,622	(1,117,447)
Cash at beginning of year	13,715	1,131,162
Cash at end of year	$631,337	$13,715
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A common stock to redemption value	$2,272,693	$—
Excise tax payable	$283,933	$—
Conversion of Class B common stock to Class A common stock	$300	$—
Deemed contribution - forgiveness of convertible promissory note	$988,402	$—
Deemed contribution - forgiveness of promissory note	$335,259	$—
Cancellation and retirement of Class B common stock	$1	$—
Impact of the waiver of deferred commission by the underwriters attributable to common shares	$7,548,450	$—
Supplemental disclosure of cash flow information:
Income taxes paid	$376,000	$—

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,400,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per warrant in a private placement to Crixus BH3 Sponsor LLC (the “Former Sponsor”) which is described in Note 5.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined in Note 5), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Going Concern

The Company has incurred and expects to continue to incur additional costs in pursuit of its initial Business Combination. The Company has determined that it will not be able to sustain operations for the next twelve months without additional financing. As of December 31, 2023, the Company had $631,337 in its operating bank account available for working capital needs, $24,554,804 investments in liquid securities held in trust, which are not available for working capital needs, and a working capital deficit of $2,101,522. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Former Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares (as defined in Note 5), a Note Payable to Former Sponsor (Note 6) in the amount of $563,009 and net borrowings of $988,402 pursuant to the Convertible Promissory Note issued to the Former Sponsor (Note 5). The Company fully repaid the Note Payable to Sponsor on October 7, 2021.

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

In association with the Subscription Agreement (discussed in Note 4), the Company had borrowed $850,000. Following approval by the Company’s stockholders at the October 2023 Special Meeting, the Company’s amended and restated certificate of incorporation was amended to further extend the period of time by which the Company has to consummate an initial Business Combination to July 31, 2024, the New Termination Date.

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

Note 2 — Restatement of Previously Issued Financial Statements - 2023

Subsequent to the issuance of the financial statements, the Company’s management further evaluated the accounting treatment for the waiver of the deferred underwriters’ fee.

At December 31, 2023, the Company disclosed that the underwriters had waived any and all rights to the deferred underwriters’ fee. The Company applied the guidance in ASC 405-10-40-1, which states that unless addressed by other guidance, a debtor shall derecognize a liability if and only if it has been extinguished. As the liability was extinguished via the underwriters legally releasing the Company from being the primary obligor under the liability, the Company reversed the deferred underwriting fee liability and recorded as a gain in the statement of operations.

Upon further evaluation, the Company believes it is more appropriate to remove the liability not by recognizing a gain in the statement of operations but instead of by reversing the original transaction that created the deferred underwriters’ fee liability. As a result, $7,548,450 of the deferred underwriters’ fee was reversed through equity as it related to the Redeemable Class A common stock issued in the initial public offering and $501,550 of the deferred underwriters’ fee was reversed through the statement of operations as it related to the public warrants issued in the initial public offering.

The Company’s restatement for the accounting for the waiver of the deferred underwriters’ fee did not have any effect on the Company’s previously reported common stock subject to redemption or cash.

The Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the year ended December 31, 2023, should be restated to reflect the impact of the change in the application of the accounting procedures.

Impact of the Revision

	December 31, 2023
	As previously reported	Adjustment	As restated
Statement of Operation
Waiver of deferred offering costs liability	$8,050,000	$(7,548,450)	$501,550
Total other income, net	$10,078,963	$(7,548,450)	$2,530,513
Income before provision for income taxes	$8,386,550	$(7,548,450)	$838,100
Net income	$7,876,257	$(7,548,450)	$327,807
Basic and diluted net income (loss) per share, redeemable Class A common stock subject to possible redemption	$1.11	$(1.73)	$(0.62)

Statement of Cash Flows
Net income	$7,876,257	$(7,548,450)	$327,807
Waiver of deferred offering costs liability	$(8,050,000)	$7,548,450	$(501,550)
Supplemental disclosure of non-cash investing and financing activities:
Impact of the waiver of deferred commission by the underwriters attributable to common shares	$—	$7,548,450	$7,548,450

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Note 3 — Revision of Previously Issued Financial Statements - 2022

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
Note 4—Significant Accounting Policies

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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Net Income Per Common Stock

The Company has two classes of shares outstanding, which are referred to as redeemable Class A common stock and non-redeemable Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Basic net income per share of common stock is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net income per share calculation the warrants to purchase common stock and the shares issuable in accordance with the Subscription Agreement are considered to be potentially dilutive securities pursuant to the treasury stock method. In order to determine the net income attributable to both the redeemable Class A common stock and the non-redeemable Class A common stock and Class B common stock, the Company first considered the total income allocable to both sets of shares. This is calculated using the total net income less any dividends paid plus any capital contributions. For purposes of calculating net income per share, any change to the redemption value of the redeemable Class A common stock is treated as a deemed dividend for the purposes of the numerator in the earnings per share calculation, as the redemption value approximates fair value. Additionally, the excise tax payable is treated as a deemed dividend as the activity of redeeming shares that generates the excise tax is done for the benefit of the redeemable Class A common stockholders. The waiver of the deferred underwriters’ fee is treated as a deemed capital contribution for the purpose of the numerator in the earnings per shares calculation, as the waiver of the deferred underwriters’ fee is a benefit to the redeemable Class A stockholders. Subsequent to calculating the total income allocable to both sets of shares, the Company calculates the amount to be allocated pro rata between the redeemable Class A common stock and non-redeemable Class A common stock and Class B common stock for each of the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023	2022
Net income, as restated	$327,807	$6,981,039
Reconciliation items:
Deemed dividend and capital contribution to redeemable Class A stockholders, as restated	4,991,824	(3,969,976)
Allocation of net income, as adjusted	$5,319,631	$3,011,063

	For the Year Ended December 31,
	2023		2022
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B

Basic and diluted net income per share:
Numerator:
Allocation of net income attributable to common stockholders, as adjusted	$2,296,859	$3,022,772	$2,383,013	$628,050
Deemed dividend and capital contribution to redeemable Class A stockholders, as restated	(4,991,824)	—	3,969,976	—
Allocation of net income	$(2,694,965)	$3,022,772	$6,352,989	$628,050
Denominator:
Weighted average common stock outstanding, basic and diluted	4,368,896	5,749,668	21,817,266	5,750,000

Basic and diluted net income per common share, as restated	$(0.62)	$0.53	$0.29	$0.11

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

Note 5—Related Party Transactions

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

Note 6—Stockholders’ Deficit

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

Note 7—Fair Value Measurements

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
Note 8—Commitments

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

Note 9. Income Taxes

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2023 (as restated)	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.3%	4.4%
Unrealized Gain/Loss	0.8%	(0.6)%
Recovery of offering costs attributable to warrants	(15.2)%	—%
Change in fair value of derivative warrants liabilities	(31.7)%	(22.6)%
Borrowings on note payable - Polar	2.6%	—%
Non-redemption agreements	37.2%	—%
State taxes	—%	(0.2)%
Change in valuation allowance	41.9%	6.9%
Income tax provision	60.9%	8.9%

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

Note 10—Subsequent Events

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

Focus Impact BH3 Acquisition Company

Dated: September 27, 2024	By:	/s/ Carl Stanton
Carl Stanton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Carl Stanton	Chief Executive Officer and Director (Principal Financial Officer)	September 27, 2024
Carl Stanton

/s/ Wray Thorn	Chief Investment Officer and Director	September 27, 2024
Wray Thorn

/s/ Troy Carter	Director	September 27, 2024
Troy Carter

/s/ Dia Simms	Director	September 27, 2024
Dia Simms

/s/ Eric Edidin	Director	September 27, 2024
Eric Edidin