Form 10-Q
period 2024-09-30
Focus Impact BH3 Acquisition Co
filed 2024-12-11
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Units, each consisting of one share of Class A common stock and one-half of one Redeemable Warrant	BHACU	OTC Pink
Class A common stock, par value $0.0001 per share	BHAC	OTC Pink
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BHACW	OTC Pink

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

As of December 11, 2024, there were 5,312,124 shares of Class A common stock, par value $0.0001 per share, and 1,639,916 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

FOCUS IMPACT BH3 ACQUISITION COMPANY
Quarterly Report on Form
10-Q

PRT I—FINANCIAL INFORMATION
Item 1.	Financial Statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$594,619	$631,337
Tax receivable	20,850	138,277
Prepaid expenses	1,375	11,306
Total current assets	616,844	780,920
Investments held in Trust Account	12,950,024	24,554,804
Total assets	$13,566,868	$25,335,724
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,426,109	$157,789
Excise tax payable	400,854	283,933
Income taxes payable	373,845	—
Reserve for uncertain tax positions	—	955,617
Non-Redemption Agreement	920,000	—
Derivative warrant liability	716,000	1,074,000
Note payable – Sponsor	110,000	—
Note Payable - Polar, at fair value	624,686	346,353
Due to related party	27,500	64,750
Total current liabilities	7,598,994	2,882,442
Reserve for uncertain tax positions - long-term	115,870	—
Total liabilities	7,714,864	2,882,442

Temporary equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,212,124 and 2,312,029 shares issued and outstanding at approximately $10.67 and $10.38 redemption value at September 30, 2024 and December 31, 2023, respectively	12,933,030	24,005,323
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,100,000 and 3,000,000 shares issued and outstanding (excluding 1,212,124 and 2,312,029 shares subject to possible redemption) at September 30, 2024 and December 31, 2023, respectively	410	300
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,639,916 and 2,739,916 shares issued and outstanding at September 30, 2024 and December 31, 2023	164	274
Accumulated deficit	(7,081,600)	(1,552,615)
Total stockholders’ deficit	(7,081,026)	(1,552,041)
Total liabilities, temporary equity and stockholders’ deficit	$13,566,868	$25,335,724

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating costs	$(1,047,765)	$(185,297)	$(5,064,404)	$(788,932)

Loss from operations	(1,047,765)	(185,297)	(5,064,404)	(788,932)

Other income (expense):
Interest income	230,142	709,811	873,535	1,874,489
Change in fair value of derivative warrant liabilities	716,000	(524,470)	358,000	1,226,150
Operating account interest income	719	—	3,374	—
Change in fair value of NP - Polar	13,745	—	(96,577)	—
Change in fair value of convertible promissory note	—	(56,185)	—	360,789
Change in fair value of Non-Redemption Agreement	(920,000)	—	(920,000)	—

Total other income, net	40,606	129,156	218,332	3,461,428

(Loss) income before provision for income taxes	(1,007,159)	(56,141)	(4,846,072)	2,672,496
Provision for income taxes	188	(645,032)	(114,461)	(889,614)

Net (loss) income	$(1,006,971)	$(701,173)	$(4,960,533)	$1,782,882

Weighted average shares outstanding, Class A Common Stock subject to possible redemption	1,570,789	5,012,592	2,063,145	5,012,592

Basic and diluted net (loss) income per share, Class A Common Stock subject to possible redemption	$0.02	$(0.02)	$(0.37)	$0.40

Weighted average shares outstanding, non-redeemable Class A common stock and Class B common stock	5,739,916	5,750,000	5,739,916	5,750,000

Basic and diluted net loss per share, non-redeemable Class A common stock and Class B common stock	$(0.18)	$(0.10)	$(0.73)	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2023	—	$—	3,000,000	$300	2,739,916	$274	$—	$(1,552,615)	$(1,552,041)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(358,656)	(358,656)
Subscription Agreement - Polar	—	—	—	—	—	—	—	120,592	120,592
Net loss	—	—	—	—	—	—	—	(2,504,756)	(2,504,756)
Balance as of March 31, 2024	—	$—	3,000,000	$300	2,739,916	$274	$—	$(4,295,435)	$(4,294,861)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(69,989)	(69,989)
Subscription Agreement - Polar	—	—	—	—	—	—	—	47,652	47,652
Net loss	—	—	—	—	—	—	—	(1,448,806)	(1,448,806)
Balance as of June 30, 2024	—	$—	3,000,000	$300	2,739,916	$274	$—	$(5,766,578)	$(5,766,004)
Conversion of Class B common stock to Class A common stock	—	—	1,100,000	110	(1,100,000)	(110)	—	—	—
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(191,130)	(191,130)
Excise tax payable	—	—	—	—	—	—	—	(116,921)	(116,921)
Net loss	—	—	—	—	—	—	—	(1,006,971)	(1,006,971)
Balance as of September 30, 2024	—	$—	4,100,000	$410	1,639,916	$164	$—	$(7,081,600)	$(7,081,026)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit (1)	Total Stockholders’ Deficit (1)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	—	$—	5,750,000	$575	$—	$(10,016,759)	$(10,016,184)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(1,622,652)	(1,622,652)
Deemed contribution by sponsor	—	—	—	—	—	—	—	227,424	227,424
Net income	—	—	—	—	—	—	—	78,752	78,752
Balance as of March 31, 2023	—	$—	—	$—	5,750,000	$575	$—	$(11,333,235)	$(11,332,660)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(182,025)	(182,025)
Deemed contribution by sponsor	—	—	—	—	—	—	—	202,509	202,509
Net income	—	—	—	—	—	—	—	2,405,303	2,405,303
Balance as of June 30, 2023	—	$—	—	$—	5,750,000	$575	$—	$(8,907,448)	$(8,906,873)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(415,659)	(415,659)
Net loss	—	—	—	—	—	—	—	(701,173)	(701,173)

Balance as of September 30, 2023	—	$—	—	$—	5,750,000	$575	$—	$(10,024,280)	$(10,023,705)

(1)	Revised to reflect a revision to previously issued financial statements as discussed in the Company’s Form 10-K as filed with the SEC on April 23, 2024.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(4,960,533)	$1,782,882
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income	(873,535)	(1,874,489)
Change in fair value of Non-Redemption Agreement	920,000	—
Change in fair value of note payable - Polar	96,577	—
Change in fair value of derivative warrant liability	(358,000)	(1,226,150)
Change in fair value of convertible promissory note	—	(360,789)
Changes in operating assets and liabilities:
Prepaid expenses	9,931	—
Accounts payable and accrued expenses	4,268,320	132
Franchise taxes payable	(20,850)	—
Tax receivable	(327,625)	803,384
Net cash used in operating activities	(1,245,715)	(875,030)
Cash flows from investing activities
Proceeds withdrawn from trust account for the payment of taxes	786,247	229,512
Purchases of marketable securities in Trust Account	—	(104,153,634)
Sale of cash and marketable securities held-to-maturity in Trust Account	—	156,663,634
Funds withdrawn for redemptions	11,692,068	—
Purchases of mutual funds in Trust Account	—	(52,860,879)
Net cash provided by (used in) investing activities	12,478,315	(121,367)
Cash flows from financing activities
Proceeds from convertible promissory note	—	988,402
Proceeds from note payable - Sponsor	110,000	—
Proceeds from note payable - Polar	350,000	—
Repayment of promissory note to related party	(86,636)	(300,000)
Funds withdrawn for redemptions	(11,692,068)	—
Proceeds from promissory note to related party	49,386	350,880
Net cash (used in) provided by financing activities	(11,269,318)	1,039,282
Net change in cash	(36,718)	42,885
Cash at beginning of period	631,337	13,715
Cash at end of period	$594,619	$56,600
Supplemental disclosure of non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$619,775	$2,220,336
Conversion of Class B common stock to Class A common stock	$110	$—
Deemed contribution from Sponsor	$—	$429,933
Excise tax payable	$116,921	$—

Supplemental disclosure of cash flow information:
Income taxes paid	$442,027	$86,230

See accompanying notes to the unaudited consolidated condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company has not yet begun operations and therefore, all activity for the period from February 23, 2021 (date of inception) through September 30, 2024, relates to the Company’s Initial Public Offering, identifying a target for the Initial Business Combination and activities necessary for the consummation of an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income or losses in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of the warrant derivative liability, note payable – Polar, and the 2024 non-redemption agreement.

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

On October 6, 2023, following approval by our stockholders at a special meeting (the “October 2023 Special Meeting”), the Company effected an amendment to its amended and restated certificate of incorporation, the effect of which was to (i) further extend the period of time by which the Company has to consummate an Initial Business Combination to July 31, 2024 and (ii) provide for the right of a holder of shares of Class B common stock to convert such shares into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder. In connection with the October 2023 Special Meeting, 2,700,563 public shares were tendered for redemption (the “Second Redemption”) and the Former Sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock (the “Conversion”). Upon conversion of Class B common stock to Class A common stock, such Class A common stock will not be entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. Immediately after giving effect to the Second Redemption and the Conversion, on October 24, 2023, the Company had approximately $24.3 million remaining in the Trust Account, and 5,312,029 shares of Class A common stock (including the 3,000,000 converted shares of Class B common stock) and 2,750,000 shares of Class B Common Stock outstanding.

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

On July 31, 2024, following approval by our stockholders at a special meeting (the “July 2024 Special Meeting”), the Company effected an amendment to its amended and restated certificate of incorporation, the effect of which was to (i) further extend the period of time by which the Company has to consummate an Initial Business Combination (the “Termination Date”) to February 7, 2025 and to allow the Company, without the need for another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to two times, by an additional one month each time, after February 7, 2025, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date and (ii) eliminate the limitation that the Company may not redeem public stock to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 in order to allow the Company to redeem the Public Stock irrespective of whether such redemption would exceed the Redemption Limitation.

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

In connection with the July 2024 Special Meeting, the Company and NewCo (as defined below) entered into non-redemption agreements (“2024 Non-Redemption Agreements”) with certain stockholders of the Company pursuant to which, such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,047,399 shares of Class A common stock in connection with the July 2024 Special Meeting and to hold such shares through the July 2024 Special Meeting. In exchange for the foregoing commitments not to redeem such shares of Class A common stock, NewCo agreed to issue to such stockholders, for no additional consideration, an aggregate of 174,566 shares of Class A common stock of NewCo (and up to an aggregate of 232,750 shares of Class A common stock of NewCo if the Company utilizes the two monthly extensions described above), in connection with the consummation of the Initial Business Combination.

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

On November 29, 2024, the Business Combination Agreement was amended to extend the Business Combination Termination Date to March 31, 2025.

Reimbursable Expenses

Pursuant to the Business Combination Agreement, XCF has agreed to pay for or reimburse, as the case may be, the Company for all expenses due and payable by the Company in connection with the Business Combination (such expenses, collectively, “Reimbursable Expenses”). Such Reimbursable Expenses include:
1)	any expenses payable to any governmental authority in connection with the Business Combination Agreement, including the Hart-Scott-Rodino Act filing fee and the S-4 filing fee;
2)	registrar, transfer agent and printer expenses;
3)	fees and expenses of third party advisors;
4)	fees and expenses of auditors and accountants;
5)	excise taxes of the Company; and
6)	any placement fee and any other fees, costs or expenses incurred in connection with NewCo’s listing on the Applicable Exchange.

In the event that any Reimbursable Expenses become due and payable prior to the Closing, XCF has agreed to pay such Reimbursable Expenses directly on behalf of the Company, within five (5) business days of its receipt of a written statement setting forth the amount of such Reimbursable Expenses from the Company. Additionally, XCF has agreed to pay any Reimbursable Expenses which are outstanding, or which will become due and payable, as of a termination of the Business Combination Agreement.

Amendment No. 1 to the Business Combination Agreement

On November 29, 2024, the Company, NewCo, Merger Sub 1, Merger Sub 2 and XCF entered into Amendment No. 1 to the Business Combination Agreement, which amended the Business Combination Agreement to extend the Business Combination Termination Date to March 31, 2025.

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

Securities Listing

On October 7, 2024, the Company received a notice (the “Delisting Notice”) from the staff of the Listing Qualifications Department of Nasdaq stating that Nasdaq has determined to delist the Company’s securities from The Nasdaq Capital Market and will suspend trading in those securities effective at the open of business on October 14, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because the Company did not complete one or more business combinations within 36 months of the effectiveness of its Initial Public Offering registration statement.

Following the suspension of trading on Nasdaq, the Company’s Units, shares of Class A common stock and redeemable warrants trade on the OTC Pink Marketplace under the symbols “BHACU,” “BHAC” and “BHACW,” respectively. The Company remains subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

Going Concern

The Company has incurred and expects to continue to incur additional costs in pursuit of its Initial Business Combination. The Company has determined that it will not be able to sustain operations for the next twelve months without additional financing. As of September 30, 2024, the Company had $594,619 in its operating bank account available for working capital needs, $12,950,024 investments in liquid securities held in its Trust Account, which are not available for working capital needs, and a working capital deficit of $6,982,150.

Until the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Former Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares (as defined in Note 3) and a Note Payable to Former Sponsor (Note 3) in the amount of $563,009 that was fully repaid on October 7, 2021.

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

In association with the Subscription Agreement (discussed in Note 3), the Company has borrowed $1,200,000.

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor and had borrowed $110,000 under the FI Sponsor Promissory Note at September 30, 2024.

XCF has agreed to pay certain costs on behalf of the Company. Since entering into the Business Combination Agreement and as of September 30, 2024, XCF has paid $217,232 to or on behalf of the Company.

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

As a plan to alleviate its going concern, on March 11, 2024, the Company entered into a proposed Business Combination Agreement with XCF.

Note 2—Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Company’s Annual Report on Form10-K for the period ended December 31, 2023, as filed with the SEC on April 23, 2024, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

The consolidated condensed statement of changes in stockholders’ deficit for December 31, 2022, March 31, 2023 and June 30, 2023 has been revised to reflect a revision to previously issued financial statements as discussed in the Company’s Form 10-K as filed with the SEC on April 23, 2024.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary - NewCo. All intercompany transactions have been eliminated.

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

Use of Estimates

The preparation of these unaudited consolidated condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited consolidated condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited consolidated condensed financial statements is the determination of the fair value of the Company’s financial instruments. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

As of September 30, 2024 and December 31, 2023, the Company had $594,619 and $631,337, respectively, in cash outside of the Trust Account available for working capital needs. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

In August 2024 the Company withdrew $677,784 from the Trust Account for the payment of taxes. As of September 30, 2024 $40,000 of taxes have been paid from those funds.

Investments Held in Trust Account

As of September 30, 2024 and December 31, 2023, investments held in Trust Account consisted of mutual funds that invest primarily in U.S. government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are classified as available-for-sale and presented on the balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

On February 26, 2024, the Company issued the FI Sponsor Promissory Note to the Sponsor in the total principal amount of up to $500,000. The FI Sponsor Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the FI Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account. Up to the total principal amount of the FI Sponsor Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Former Sponsor at the time of the initial public offering of the Company.

The option (“Working Capital Loan Option”) to convert the FI Sponsor Promissory Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. At September 30, 2024 and December 31, 2023, the value of the Working Capital Loan Option was $0.

Related Party Promissory Note

On July 31, 2023, the Company issued a non-interest bearing promissory note in the aggregate principal amount of up to $1,052,644 (“Related Party Promissory Note”) to the Former Sponsor and borrowed a net amount of $400,009.

On November 2, 2023, $335,259 of the Related Party Promissory Note was terminated and of no further force and effect, resulting in loan forgiveness by the note holder. For the terminated Related Party Promissory Note, the Company followed ASC 470. As a result, at December 31, 2023, the Company reported $64,749 on the balance sheet on the line due to related party. During the first quarter of 2024, the Former Sponsor was repaid $64,749 and subsequently paid certain expenses on behalf of the company. As such, at September 30, 2024, the Company reported $27,500 on the balance sheet on the line due to related party.

As the holders of the Related Party Promissory Notes are equity holders in the Company, the resulting gain on the extinguishment of the Related Party Promissory Note was recognized as a capital contribution to the Company during the fourth quarter 2023.

Due to related party

A related party paid certain expenses on behalf of the Company with the amount due upon demand. At September 30, 2024 and December 31, 2023, the related party was due $27,500 and $64,750 respectively.

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

The Company has determined the 2024 Non-Redemption Agreements entered into in connection with the July 2024 Special Meeting are a liability classified derivative instrument. As such, the 2024 Non-Redemption Agreements were recognized at fair value at inception of the of the agreements and remeasured to fair value at September 30, 2024 with the change in fair value recognized in the statement of operations.

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

In accordance with ASC 825, the Company has elected to record the Note Payable – Polar at fair value upon issuance and will remeasure the Note Payable – Polar at fair value at each reporting period. Changes in the estimated fair value of the Note Payable – Polar are recognized within change in the fair value of the Note payable – Polar in the statements of operations. At September 30, 2024, the Company had borrowed $1,200,000 under the Subscription Agreement and reported the fair value of the Note Payable - Polar on the balance sheet of $624,686. At December 31, 2023, there was $850,000 borrowed under the Subscription Agreement. The Note Payable – Polar is remeasured to fair value at each reporting date. Changes in fair value of $13,745 and $(96,577) were included in the statement of operations during the three and nine months ended September 30, 2024, respectively.

The SSA – Polar is indexed and settled in the Company’s common stock and is thus considered an equity classified instrument under ASC815. The following table shows the activity of the Note Payable - Polar.

		Discount to Fair Value		Change in Fair Value
	Borrowing	(Equity)	Fair Value	Gain/(Loss)
November 3, 2023	$850,000	$590,851	$259,149
December 31, 2023			$346,353	$(87,204)
March 12, 2024	$250,000	$120,592	$129,408
March 31, 2024			$571,747	$(95,986)
May 2, 2024	$100,000	$47,652	$52,348
June 30, 2024			$638,431	$(14,336)
September 30, 2024			$624,686	$13,745

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features include certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, 1,212,124 and 2,312,029 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets, respectively.

All of the 23,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering (1,212,124 of which remained outstanding after giving effect to the First Redemption, the Second Redemption and the Third Redemption and excluding 4,100,000 shares of non-redeemable Class B common stock that has been converted into non-redeemable shares of Class A common stock) contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Accretion of redeemable common stock results in charges against accumulated deficit.

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

Reimbursable Expenses

The Company recognized the Reimbursable Expenses following ASC 805 in accordance with the nature of the costs originally incurred. As such, expenses reimbursed to the Company or paid for on behalf of the Company are reported as a reduction of expenses incurred by the Company on the consolidated condensed statement of operations.

For the three and nine months ended September 30, 2024, the Company is reporting a reduction in operating costs $217,232 related to the Reimbursable Expenses. For the three and nine months ended September 30, 2023, the Company is reporting a reduction in operating costs of $0 related to the Reimbursable Expenses. Other than the reimbursement of expenses discussed herein, as of September 30, 2024, no other invoices or related support has been presented to XCF for payment or reimbursement.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s operations included those activities necessary to consummate an Initial Business Combination. As such, the Company deducted startup and operating costs for tax purposes. Additionally, the Company has taken the position that no income should the apportioned to Florida in its Florida state tax return. As there is uncertainty in the deduction of startup and operating costs and the apportionment of income to the State of Florida, the Company recognized a reserve for uncertain tax positions on the balance sheet.  At September 30, 2024 and December 31, 2023, the Company reported $115,870 and $955,617, respectively, on the balance sheet for these uncertainty.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited consolidated condensed financial statements.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax.

The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. Any redemption or other repurchase that occurs after December 31, 2023, in connection with a Business Combination, extension vote or otherwise, may be subject to the Excise Tax.

Whether and to what extent the Company would be subject to the Excise Tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a Business Combination, (iii) the structure of a Business Combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), and (v) the content of regulations and other guidance issued by the Treasury. It is possible that the Company will be subject to the Excise Tax with respect to any subsequent redemptions, including redemptions in connection with the Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury, redemptions in complete liquidation of the Company). As mentioned, the Excise Tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the Excise Tax (including as a result of public stockholders electing to exercise their redemption rights in connection with an Business Combination) could, however, reduce the amount of cash available to the Company to pay redemptions (or the cash contribution to the target business in connection with our Business Combination, which could hinder the Company’s ability to complete a Business Combination or cause the other stockholders of the combined company to economically bear the impact of such Excise Tax).

During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The 2023 Excise Tax return and payment is normally due on October 31, 2024, however, due to the Company’s tax preparer being located in a Texas disaster area related to Hurricane Beryl, the Company’s 2023 Excise Tax return and payment is not due until February 2025. As of the filing of this Form 10-Q, no Excise Tax payments have been paid.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from February 2025 until paid in full.

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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months September 30,		For the Nine Months September 30,
	2024	2023	2024	2023
Net (loss) income, as reported	$(1,006,971)	$(701,173)	$(4,960,533)	$1,782,882
Reconciliation items:
Deemed dividend to redeemable Class A stockholders	(308,051)	(415,659)	(736,696)	(2,220,336)

Allocation of net loss, as adjusted	$(1,315,022)	$(1,116,832)	$(5,697,299)	$(437,454)

	For the Three Months Ended September 30,
	2024		2023
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B

Basic and diluted net loss per share:
Numerator:
Allocation of net loss attributable to common stockholders, as adjusted	$(282,548)	$(1,032,474)	$(520,156)	$(596,676)
Allocation of accretion of temporary equity to redeemable Class A shares	308,051	—	415,659	—
Allocation of net loss	$25,503	$(1,032,474)	$(104,497)	$(596,676)
Denominator:
Weighted average common stock outstanding, basic and diluted	1,570,789	5,739,916	5,012,592	5,750,000

Basic and diluted net loss per common share	$0.02	$(0.18)	$(0.02)	$(0.10)

	For the Nine Months Ended September 30,
	2024		2023
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B

Basic and diluted loss income per share:
Numerator:
Allocation of net loss attributable to common stockholders, as adjusted	$(1,506,359)	$(4,190,870)	$(203,741)	$(233,713)
Allocation of accretion of temporary equity to redeemable Class A shares	736,696	—	2,220,336	—
Allocation of net (loss) income	$(769,663)	$(4,190,870)	$2,016,595	$(233,713)
Denominator:
Weighted average common stock outstanding, basic and diluted	2,063,145	5,739,916	5,012,592	5,750,000

Basic and diluted net (loss) income per common share	$(0.37)	$(0.73)	$0.40	$(0.04)

As of September 30, 2024 and 2023, the outstanding warrants to purchase 17,900,000 shares of Class A common stock were excluded from the computation of diluted net income per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. At September 30, 2024 and 2023, 1,320,000 and 0 shares of Class A common stock, respectively, that may be issued in association with the Subscription Agreement are excluded from diluted net income per share as the conditions for the issuance of the shares has not happened. Additionally, shares that might be issuable in relation to the proposed Business Combination are excluded from the diluted net income per share as the conditions for the issuance of the shares has not happened.

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

On February 26, 2024, the Company issued the FI Sponsor Promissory Note to the Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the FI Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account. Up to the total principal amount of the FI Sponsor Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Former Sponsor at the time of the initial public offering of the Company. At September 30, 2024, there was $110,000 outstanding on the FI Sponsor Promissory Note.

 Administrative Services Agreement

The Company entered into an agreement whereby, commencing on October 7, 2021, through the earlier of the consummation of an Initial Business Combination or the Company’s liquidation, the Company has agreed to pay an affiliate of the Former Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. The Company records the administrative services agreement costs within operating costs on the statements of operations. On August 8, 2023, (i) the Company and the Former Sponsor agreed to terminate the Administrative Services Agreement dated October 4, 2021, with effect from and as of March 31, 2023 and (ii) the Former Sponsor agreed to waive any and all amounts due and owing by the Company after March 31, 2023. For the three and nine months ended September 30, 2024, the Company did not incur any fees related to the administrative services agreement. For the three and nine months ended September 30, 2023, the Company incurred and paid $0, and $45,000, respectively.

Note 4—Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

In connection with the October 2023 Special Meeting the Former Sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock and in connection with the July 2024 Special Meeting the Sponsor and Former Sponsor converted an aggregate of 1,100,000 of their shares of Class B common stock into shares of Class A common stock.

The redemption value for Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

	Shares	Amount

December 31, 2022	5,012,592	$50,125,920
Less:
Redemption of Class A common stock	(2,700,563)	(28,393,290)
Plus:
Accretion of Class A common stock to redemption value	—	2,272,693
December 31, 2023	2,312,029	$24,005,323
Plus:
Accretion of Class A common stock to redemption value	—	358,656
March 31, 2024	2,312,029	$24,363,979
Plus:
Accretion of Class A common stock to redemption value	—	69,989
June 30, 2024	2,312,029	$24,433,968
Less:
Redemption of Class A common stock	(1,099,905)	(11,692,068)
Plus:
Accretion of Class A common stock to redemption value	—	191,130
September 30, 2024	1,212,124	$12,933,030

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current Offering prospectus relating thereto is available, and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Initial Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. At September 30, 2024 and December 31, 2023, there were 11,500,000 Public Warrants and 6,400,000 Private Placement Warrants outstanding.

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

		September 30,	December 31
	Level	2024	2023
Assets:
Investment held in Trust Account	1	$12,950,024	$24,554,804
Liabilities:
Public Warrants (1)	1	$460,000	$690,000
Private Placement Warrants (1, 2)	2	$256,000	$384,000
Working Capital Loan Conversion Option	3	$—	$—
Note Payable - Polar	3	$624,686	$346,353
2024 Non-Redemption Agreements	3	$920,000	$—

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

Warrant Liability

As of September 30, 2024 and December 31, 2023, the Public Warrants are classified as Level 1 in the fair value hierarchy and are valued at the publicly traded price. The Private Placement Warrants have substantially the same terms as the Public Warrants and the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. With the decline in volatilities, there is de minimis benefit to Private Warrants with exemption from make whole redemptions. As such, the Private Warrants are considered economically equivalent to the Public Warrants. Accordingly, the Private Placement Warrants are valued at the Public Warrant price and on December 31, 2023 classified them as Level 2 financial instruments. Other than the reclassification of the Private Placement Warrants to Level 2, there were no other transfers in or out of Level 3 of the fair value hierarchy during period ended September 30, 2024.

Working Capital Loan Conversion Option

The Company’s FI Sponsor Promissory Note contains an embedded option (“Working Capital Loan Conversion Option”) whereby up to $1,500,000 of the FI Sponsor Promissory Note may be converted into the Company’s warrants. The embedded Working Capital Loan Conversion Option is accounted for as a liability in accordance with ACS 815-40 on the balance sheet and is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the consolidated condensed statement of operations. Valuation of the Working Capital Loan Conversion Option was derived from the valuation of the underlying Private Placement Warrants and is classified as a level 3 valuation.

The following table presents the changes in the fair value of the Company’s financial assets and liabilities classified as Level 3:

	2024 Non- Redemption Agreements	Note payable - Polar	Working Capital Loan Conversion Option

Fair value as of December 31, 2023	$—	$346,353	$—
Initial value of the Working Capital Loan Conversion Option	—	—	—
Change in fair value	—	225,394	—
Fair value as of March 31, 2024	$—	$571,747	$—
Change in fair value	—	66,684	—
Fair value as of June 30, 2024	$—	$638,431	$—
Initial value of the 2024 Non-Redemption Agreements	1,002,000
Change in fair value	(82,000)	(13,745)	—
Fair value as of September 30, 2024	$920,000	$624,686	$—

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

•	Probability of an Initial Business Combination as based on the Company’s management.

The key inputs into the models for the Note Payable - Polar were as follows:

Input	September 30, 2024	December 31, 2023

Probability of an Initial Business Combination	50%	40%
Risk-free rate	4.73%	5.18%
Expected term (years)	0.25	0.58
Expected volatility	De minimis	De minimis
Class A common stock price	$10.52	$10.46

2024 Non-Redemption Agreements

At inception of the 2024 Non-Redemption Agreements and at September 30, 2024, the 2024 Non-Redemption Agreements were valued using a likelihood-weighted scenario analysis.

The model used for the 2024 Non-redemption Agreements requires the use of subjective assumptions:

•	The Risk-free rate as of the valuation date was selected based upon a typical equity investor assumed holding period.

•
The expected volatility assumption was based on the implied volatility from the Company’s common stock and warrants. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement and vice versa.

•	Probability of an Initial Business Combination as based on the Company’s management.

The key inputs into the models for the Note Payable - Polar were as follows:

Input	September 30, 2024

Probability of an Initial Business Combination	50%
Risk-free rate	4.67%
Expected term (years)	0.25
Expected volatility	De minimis
Class A common stock price	$10.52

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

Note 7—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of September 30, 2024 through the date that these unaudited consolidated condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited consolidated condensed financial statements.

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

In connection with the July 2024 Special Meeting, the Company and NewCo entered into non-redemption agreements (“2024 Non-Redemption Agreements”)  with certain stockholders of the Company pursuant to which, such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,047,399 shares of Class A common stock in connection with the July 2024 Special Meeting and to hold such shares through the July 2024 Special Meeting. In exchange for the foregoing commitments not to redeem such shares of Class A common stock, NewCo agreed to issue to such stockholders, for no additional consideration, an aggregate of 174,566 shares of Class A common stock of NewCo (and up to an aggregate of 232,750 shares of Class A common stock of NewCo if the Company utilizes the two monthly extensions described above), in connection with the consummation of the Initial Business Combination.

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

On November 29, 2024, the Business Combination Agreement was amended to extend the Business Combination Termination Date to March 31, 2025.

Reimbursable Expenses

Pursuant to the Business Combination Agreement, XCF has agreed to pay for or reimburse, as the case may be, the Company for all expenses due and payable by the Company in connection with the Business Combination (such expenses, collectively, “Reimbursable Expenses”). Such Reimbursable Expenses include:
1)	any expenses payable to any governmental authority in connection with the Business Combination Agreement, including the Hart-Scott-Rodino Act filing fee and the S-4 filing fee;
2)	registrar, transfer agent and printer expenses;
3)	fees and expenses of third party advisors;
4)	fees and expenses of auditors and accountants;
5)	excise taxes of the Company; and
6)	any placement fee and any other fees, costs or expenses incurred in connection with NewCo’s listing on the Applicable Exchange.

In the event that any Reimbursable Expenses become due and payable prior to the Closing, XCF has agreed to pay such Reimbursable Expenses directly on behalf of the Company, within five (5) business days of its receipt of a written statement setting forth the amount of such Reimbursable Expenses from the Company. Additionally, XCF has agreed to pay any Reimbursable Expenses which are outstanding, or which will become due and payable, as of a termination of the Business Combination Agreement.

Amendment No. 1 to the Business Combination Agreement

On November 29, 2024, the Company, NewCo, Merger Sub 1, Merger Sub 2 and XCF entered into Amendment No. 1 to the Business Combination Agreement, which amended the Business Combination Agreement to extend the Business Combination Termination Date to March 31, 2025.

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

Convertible Promissory Note

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor. The FI Sponsor Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the FI Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account. Up to the total principal amount of the FI Sponsor Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Former Sponsor at the time of the initial public offering of the Company. At September 30, 2024, $110,000 was drawn on the note.

Securities Listing

On October 7, 2024, the Company received a notice (the “Delisting Notice”) from the staff of the Listing Qualifications Department of Nasdaq stating that Nasdaq has determined to delist the Company’s securities from The Nasdaq Capital Market and will suspend trading in those securities effective at the open of business on October 14, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because the Company did not complete one or more business combinations within 36 months of the effectiveness of its Initial Public Offering registration statement.

Following the suspension of trading on Nasdaq, the Company’s Units, shares of Class A common stock and redeemable warrants trade on the OTC Pink Marketplace under the symbols “BHACU,” “BHAC” and “BHACW,” respectively. The Company remains subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

Uncertain Tax Position

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Our operations included those activities necessary to consummate an Initial Business Combination. As such, we deducted startup and operating costs for tax purposes. Additionally, the Company has taken the position that no income should the apportioned to Florida in its Florida state tax return. As there is uncertainty in the deduction of startup and operating costs and the apportionment of income to the State of Florida, the Company recognized a reserve for uncertain tax positions on the balance sheet. At September 30, 2024 and December 31, 2023, the Company reported $115,870 and $955,617, respectively, on the balance sheet for these uncertainty.

Results of Operations

Our entire activity from inception up to October 7, 2021 was in preparation for our initial public offering and, since the consummation of our initial public offering, the search for and consumption of a prospective target business. We will not generate any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.

For the three months ended September 30, 2024, we had a net loss of $1,006,971 which primarily consisted of $1,047,765 in operating costs (net of $174,232 of Reimbursable Expenses), and $920,000 of change in fair value of the 2024 Non-Redemption Agreements, partially offset by operating account interest income of $719, gain of $716,000 from a change in fair valuation of derivative warrant liabilities, a gain of $13,745 from a change in fair value of Note Payable – Polar, Trust Account interest income of $230,142 and an income tax benefit of $188.

For the three months ended September 30, 2023, we had a net loss of $701,173, which primarily consisted of a loss of $56,185 from a change in fair value of convertible promissory note, an income tax expense of $645,032, loss of $524,470 from a change in fair valuation of derivative warrant liabilities and $185,297 in operating costs, partially offset by Trust Account interest income of $709,811.

For the nine months ended September 30, 2024, we had a net loss of $4,960,533, which primarily consisted of a loss of $96,577 from a change in fair value of Note Payable – Polar, an income tax expense of $114,461, $5,064,404 in operating costs (net of $174,232 of Reimbursable Expenses), and $920,000 of change in fair value of the 2024 Non-Redemption Agreements, partially offset by operating account interest income of $3,374, gain of $358,000 from a change in fair valuation of derivative warrant liabilities and Trust Account interest income of $873,535.

For the nine months ended September 30, 2023, we had a net income of $1,782,882, which consisted of Trust Account interest income of $1,874,489, a gain of $360,789 from a change in fair valuation of convertible promissory note, and a gain of $1,226,150 from a change in fair valuation of derivative warrant liabilities, offset by $788,932 in operating costs and an additional $889,614 in provision for income taxes.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred and expect to continue to incur additional costs in pursuit of our Initial Business Combination. We have determined that we will not be able to sustain operations for the next twelve months without additional financing. As of September 30, 2024, we had $594,619 in our operating bank account available for working capital needs and a working capital deficit of $6,982,150.

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

In association with the Subscription Agreement (discussed in Note 3), the Company has borrowed $1,200,000.

On February 26, 2024, the Company issued the FI Sponsor Promissory Note to the Sponsor in the total principal amount of up to $500,000 and had borrowed $110,000 under the FI Sponsor Promissory Note at September 30, 2024.

XCF has agreed to pay certain costs on behalf of the Company. Since entering into the Business Combination Agreement and as of September 30, 2024, XCF has paid $217,232 to or on behalf of the Company.

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

To alleviate the Company’s assessment of going concern, on March 11, 2024, the Company entered into a proposed Business Combination Agreement with XCF.

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

Critical Accounting Estimates

The preparation of unaudited consolidated condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

2024 Non-Redemption Agreements

The 2024 Non-Redemption Agreements is reported at fair value using a likelihood-weighted scenario analysis model. The model uses significant judgment and estimates as inputs in the model. Deviations from the estimated fair value of the 2024 Non-Redemption Agreements could result in a significant difference to our financial results.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited consolidated condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principle executive officer and principle financial officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principle executive officer and principle financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our principle executive officer and principle financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 23, 2024 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the below risk factor. We may disclose changes to such risk factor or disclose additional risk factor from time to time in our future filings with the SEC.

Nasdaq has delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On October 7, 2024, the Company received the Delisting Notice from the staff of the Listing Qualifications Department of Nasdaq stating that Nasdaq has determined to delist the Company’s securities from The Nasdaq Capital Market and will suspend trading in those securities effective at the open of business on October 14, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because the Company did not complete one or more business combinations within 36 months of the effectiveness of its Initial Public Offering registration statement.

Following the suspension of trading on Nasdaq, the Company’s Units, shares of Class A common stock and redeemable warrants trade on the OTC Pink Marketplace under the symbols “BHACU,” “BHAC” and “BHACW,” respectively. As a result, we may face significant material adverse consequences, including:

•	reduced liquidity for our securities;
•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage with respect to our securities; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Additionally, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.”  Because our securities were delisted from Nasdaq, our Units, Class A common stock and warrants do not qualify as covered securities under under the Securities Act and we are subject to regulation in each state in which we offer our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description

2.1(1)	Business Combination Agreement, dated as of March 11, 2024.
2.2	Amendment No. 1 to Business Combination Agreement, dated as of November 29, 2024.
3.1(2)	Amendment to Amended and Restated Certificate of Incorporation, dated July 31, 2024 (Extension Amendment).
3.2(2)	Amendment to Amended and Restated Certificate of Incorporation, dated July 31, 2024 (Redemption Limitation Amendment).
10.1(3)	Promissory Note, dated February 26, 2024, by and between Focus Impact BH3 Acquisition Company and Focus Impact BHAC Sponsor, LLC.
10.2(1)	Sponsor Letter Agreement, dated as of March 11, 2024.
10.3(1)	Soule Support Agreement, dated as of March 11, 2024.
10.4(1)	GL Support Agreement, dated as of March 11, 2024.
10.5(1)	Form of Company Support Agreement.
10.6(1)	Form of Management Support Agreement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of December, 2024.

FOCUS IMPACT BH3 ACQUISITION COMPANY

By:	/s/ Carl Stanton
Name:	Carl Stanton
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ernest Lyles
Name:	Ernest Lyles
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)