Form 10-K
period 2024-12-31
Focus Impact BH3 Acquisition Co
filed 2025-03-26
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
(Zip Code)
(212) 213-0243
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock and one-half of one Redeemable Warrant	BHACU	OTC Pink
Class A common stock, $0.0001 par value per share	BHAC	OTC Pink
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BHACW	OTC Pink

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2024, based upon the closing price of $10.70 of the Registrant’s shares of Class A common stock as reported on the Nasdaq Stock Market LLC, was approximately $24.7 million.  For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2025, there were 5,312,124 shares of Class A common stock, par value $0.0001 per share, and 1,608,333 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

i

PART I

CERTAIN TERMS

Unless otherwise stated in this annual report on Form 10-K (the “Annual Report”) or unless the context otherwise requires, references to:

•
“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the company in effect on the date hereof (which gives effect to the first charter amendment, the second charter amendment, the third charter amendment, the fourth charter amendment, the founder share amendment and the redemption limitation amendment);

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

•	“new termination date” are to April 7, 2025, as extended by the board of directors;

•
“redemption limitation amendment” are to the certificate of amendment filed by us on July 31, 2024 amending our then in effect amended and restated certificate of incorporation that, among other things, eliminated the limitation that the company may not redeem public shares to the extent that such redemption would result in the company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001;

•
“second charter amendment” are to the certificate of amendment filed by us on October 6, 2023 amending our then in effect amended and restated certificate of incorporation that, among other things, extended the initial period of time by which we have to consummate our initial business combination to July 31, 2024;

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

•
“third charter amendment” are to the certificate of amendment filed by us on October 6, 2023 amending our then in effect amended and restated certificate of incorporation that, among other things, extended the initial period of time by which we have to consummate our initial business combination to the new termination date;

•	“third early redemptions” are to the redemption of 1,099,905 public shares by certain public stockholders in July 2024 in connection with the third charter amendment;

•	“third special meeting” are to our special meeting of stockholders held on July 31, 2024 at which our holders of common stock approved, among other things, the third charter amendment;

•	“trust account” are to the trust account established in connection with our initial public offering;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination with XCF (as defined below);

•	our expectations around the performance of XCF or any other prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our sponsor team to generate a number of potential investment opportunities;

•	our estimated pro rata redemption price per share of Class A common stock;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our initial public offering; and

•	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Our units began trading on October 5, 2021 on the Nasdaq Global Market under the symbol “BHACU.”  Commencing on November 26, 2021, the shares of Class A common stock and warrants comprising the units began separate trading on the Nasdaq Global Market under the symbols “BHAC” and “BHACW,” respectively.  Those units not separated continued to trade on the Nasdaq Global Market under the symbol “BHACU.”

On August 20, 2024, the company received approval from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) to list its units, Class A common stock and warrants on The Nasdaq Capital Market. The units, Class A common stock and warrants transferred from The Nasdaq Global Market to The Nasdaq Capital Market at the opening of business on August 20, 2024, and traded under the symbols “BHACU,” “BHAC” and “BHACW,” respectively.

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

On July 31, 2024, (following approval by our stockholders at the third special meeting), we effected the third charter amendment, the effect of which was to change our termination date to the new termination date of April 7, 2025, (as extended by the board of directors).  In connection with the third charter amendment, 1,099,905 public shares were tendered for redemption.  After giving effect to the third early redemptions, we had approximately $12.9 million remaining in the trust account.

On July 30, 2024 and July 31, 2024, in connection with the third special meeting, the former sponsor and the sponsor, converted 450,000 and 650,000, respectively, of their shares of Class B common stock into shares of Class A common stock.  Such converted shares of Class A common stock are not entitled to receive funds from the trust account through redemptions or otherwise and remain subject to the existing transfer restrictions.

On December 17, 2024, one of the Company’s anchor investors submitted 31,583 Class B common stock to the Company for no consideration to be cancelled. After giving effect to the third early redemptions, the conversions and the forfeiture of shares, we had 5,312,124 shares of Class A common stock (including 4,100,000 converted shares of Class B common stock) and 1,608,333 shares of Class B common stock outstanding.

On March 21, 2025, we filed a definitive proxy statement in connection with a special meeting to be held on April 7, 2025 in order to extend our termination date to a new termination date of May 7, 2025 (as may be extended by our board of directors until October 7, 2025) (the “2025 Extension”).

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

Our sponsor was founded by affiliates of Focus Impact Partners, LLC, who also serve as officers and directors of Focus Impact Acquisition Corp. (Nasdaq: FIAC) that completed a business combination agreement with DevvStream Holdings Inc., a company existing under the Laws of the Province of British Columbia, on November 6, 2024.

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

Proposed Business Combination

On March 11, 2024, the company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Focus Impact BH3 Newco, Inc., a Delaware corporation and wholly owned subsidiary of the company (“NewCo”), Focus Impact BH3 Merger Sub 1, LLC, a Delaware limited liability company and wholly owned subsidiary of NewCo (“Merger Sub 1”), Focus Impact BH3 Merger Sub 2, Inc., a Delaware corporation and wholly owned subsidiary of NewCo (“Merger Sub 2”), and XCF Global Capital, Inc., a Nevada corporation (“XCF”).  Pursuant to the Business Combination Agreement, and subject to the terms and conditions contained therein, the business combination will be effected in two steps: (a) the company will merge with and into Merger Sub 1 (the “NewCo Merger”), with Merger Sub 1 being the surviving entity of the NewCo Merger as a wholly owned subsidiary of NewCo; and (b) immediately following the NewCo Merger, Merger Sub 2 will merge with and into XCF (the “Company Merger” and, together with the NewCo Merger and all other transactions contemplated by the Business Combination Agreement, the “XCF Business Combination”), with XCF being the surviving corporation of the Company Merger as a wholly owned subsidiary of NewCo.  As a result of the XCF Business Combination, NewCo will become a new publicly-traded company.

On February 5, 2025, the SEC declared effective the registration statement on Form S-4, initially publicly filed by NewCo and XCF with the SEC on July 31, 2024. On February 27, 2025, the company’s stockholder approved at a special meeting the Business Combination Agreement and the transactions contemplated thereby. In connection with the vote to approve the Business Combination, stockholders holdings 1,208,570 shares of Class A common stock properly exercised their right to redeem their shares for cash. Such redemptions will be effected in connection with the closing of the Business Combination, or earlier if the 2025 Extension is approved by stockholders and implemented prior to closing the Business Combination. We expect to close the XCF Business Combination in the first half of 2025.

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

On November 29, 2024, the Business Combination Agreement was amended to extend the Business Combination Termination Date to March 31, 2025.

Reimbursable Expenses

Pursuant to the Business Combination Agreement, XCF has agreed to pay for or reimburse, as the case may be, the Company for all expenses due and payable by the Company in connection with the Business Combination (such expenses, collectively, “Reimbursable Expenses”). Such Reimbursable Expenses include:

1.	any expenses payable to any governmental authority in connection with the Business Combination Agreement, including the Hart-Scott-Rodino Act filing fee and the S-4 filing fee;

2.	registrar, transfer agent and printer expenses;

3.	fees and expenses of third party advisors;

4.	fees and expenses of auditors and accountants;

5.	excise taxes of the Company; and

6.	any placement fee and any other fees, costs or expenses incurred in connection with NewCo’s listing on the Applicable Exchange.

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

On February 20, 2025, the Company agreed to waive the lock-up restrictions and, as a result, none of the shares of the NewCo Common Stock that will be outstanding upon the completion of the Business Combination will be subject to any contractual restrictions on transfer of those shares.

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

On February 20, 2025, the Company agreed to waive the lock-up restrictions and, as a result, none of the shares of the NewCo Common Stock that will be outstanding upon the completion of the Business Combination will be subject to any contractual restrictions on transfer of those shares.

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

On July 31, 2024, (following approval by our stockholders at the second special meeting), we effected the third charter amendment and the redemption limitation share amendment, the effect of which was to change our termination date to the new termination date of April 7, 2025 (as extended by the board of directors).  In connection with the third charter amendment, 1,099,905 public shares were tendered for redemption.  After giving effect to the second early redemptions, we had approximately $12.9 million remaining in the trust account.

Non-Redemption Agreements

In connection with the second special meeting, the company, the sponsor and the former sponsor, entered into non-redemption agreements with certain stockholders of the company, pursuant to which such stockholders agreed not to redeem (or validly rescind any redemption requests on) an aggregate of 1,946,794 shares of Class A common stock in connection with the vote at the second special meeting.  In exchange for the foregoing commitments not to redeem such shares of Class A common stock , the sponsor agreed to transfer an aggregate of 389,359 shares of common stock to such stockholders immediately following the consummation of the company’s initial business combination.

In connection with the third special meeting, the company and NewCo entered into non-redemption agreements with certain stockholders of the company, pursuant to which such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,047,399 shares of Class A common stock in connection with the vote at the third special meeting. In exchange for the foregoing commitments not to redeem such shares of Class A common stock, NewCo agreed to issue to such stockholders, for no additional consideration, an aggregate of 174,566 shares of Class A common stock of NewCo (and up to an aggregate of 232,750 shares of Class A common stock of NewCo if the company utilizes the two monthly extensions until April 7, 2025), in connection with the consummation of the company’s initial business combination.

As the Company has utilized the two monthly extensions described above, an aggregate of 232,750 share of NewCo Common Stock will be issued to such stockholders in connection with the consummation of the Business Combination.

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

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk.  The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition, liquidity and operating results.  In that event, the trading price of our securities could decline, and you could lose all or part of your investment.  Such risks include, but are not limited to:

•	We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our sponsor team or their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

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

•	Nasdaq has delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

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

•	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

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

This Annual Report contains forward-looking information based on our current expectations.  You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our units.  If any of the following events occur, our business, financial condition and operating results may be materially adversely affected.  In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks may apply to our business combination with XCF or alternatively to another business combination if we do not complete our proposed business combination with XCF. In addition to the below risk factors, you should carefully consider all of the risks related to our proposed business combination with XCF described in our definitive proxy statement/prospectus filed with the SEC on February 6, 2025.

Risks Related to Searching for and Consummating a Business Combination

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company incorporated under the laws of the State of Delaware with no operating results.  Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses.  If we do not complete our initial business combination, we will never generate any operating revenues.

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

On an as-converted basis, holders of our founder shares collectively owned, 20% of the issued and outstanding shares of our common stock upon the completion of the initial public offering, and approximately 73.8% of the issued and outstanding shares of our common stock as of the date of this Annual Report.  Our initial stockholders, members of our management team and our anchor investors also may from time to time purchase Class A common stock prior to our initial business combination.  Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares.  If we submit our initial business combination to our public stockholders for a vote, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed to vote their founder shares and any shares purchased prior to the initial business combination, in favor of our initial business combination.  As a result, if all issued and outstanding shares are voted, in addition to our founder shares (assuming all anchor investors vote their founder shares in favor of the business combination), we would not need any of the 1212,124 public shares outstanding as of the date of this Annual Report to constitute a quorum or to be voted in favor of an initial business combination in order to have our initial business combination approved.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.  If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination  Consequently, if accepting all properly submitted redemption requests would cause our net worth or amount of cash to be lower than the amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination.  Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.  If we are able to consummate an initial business combination, the per share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting fees.

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

We do not believe that our principal activities will subject us to the Investment Company Act.  To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.  Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets.  By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.  The trust account is intended as a holding place for funds pending the earliest to occur of:  (i) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described in this Annual Report, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination on or before the new termination date or (B) with respect to any other provisions relating to the rights of our Class A common stock, and (iii) the redemption of our public shares if we have not completed an initial business combination on or before the new termination date, subject to applicable law.  If we do not invest the proceeds as discussed above, or even if we do invest solely in government securities and money market funds, we may be deemed to be subject to the Investment Company Act.

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

We are subject to laws and regulations enacted by national, regional and local governments.  In particular, we are required to comply with certain SEC and other legal requirements.  Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.  Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including its ability to negotiate and complete its initial business combination, and results of operations.  In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on its business, including its ability to negotiate and complete its initial business combination, and results of operations.

On July 1, 2024, new rules for SPACs (the “SPAC Rules”), issued by the SEC became effective. The SPAC Rules, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The SPAC Rules may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of Focus Impact’s Common Stock and make it difficult for Focus Impact’s stockholders to resell their shares. The market for Focus Impact Common Stock is limited and persons who purchase Focus Impact Common Stock may not be able to resell their shares at or above the purchase price paid by them.

Focus Impact Common Stock is quoted on the OTC Pink tier of the OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with Focus Impact’s operations or business prospects. This volatility could depress the market price of Focus Impact Common Stock for reasons unrelated to operating performance. Moreover, the OTC Markets are not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like the NASDAQ or a stock exchange like the New York Stock Exchange. The OTC Markets are not liquid markets. There is currently only a limited public market for Focus Impact Common Stock. Focus Impact cannot assure you that an active public market for Focus Impact Common Stock will develop or be sustained in the future. If an active market for Focus Impact Common Stock does not develop or is not sustained, the price may decline. These factors may result in investors having difficulty reselling any shares of Focus Impact Common Stock.

NewCo plans to list on NYSE or Nasdaq in connection with the Business Combination. NewCo will be required to demonstrate compliance with the NYSE’s or Nasdaq’s initial listing requirements at that time, which are more rigorous than the NYSE’s and Nasdaq’s respective continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE or Nasdaq. For instance, on the NYSE, our stock price would generally be required to be at least $4.00 per share and our market capitalization would generally be required to be at least $200,000,000. Neither BHAC nor XCF can assure you that we will be able to meet those listing requirements at that time.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws.  However, because we had (and continue to have) net tangible assets in excess of $5,000,000 upon the completion of the initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419.  Accordingly, investors will not be afforded the benefits or protections of those rules.  Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

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

The proceeds held in the trust account are invested only in U.S. Government Treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Government Treasury obligations.  While short-term U.S. Government Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years.  Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States.  In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes payable.  Negative interest rates could reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.10 per share.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of our Class A common stock, par value $0.0001 per share, 20,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.  As of the date hereof, there are 194,687,876 and 18,391,667 authorized but unissued shares of our Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the shares of the Class B common stock.  The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination or earlier at the option of the holder thereof as described in this Annual Report and in our amended and restated certificate of incorporation.  As of the date hereof, there are no shares of preferred stock issued and outstanding.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold.  As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates.  In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of our Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

As of the date hereof, our initial stockholders owned, on an as-converted basis, approximately 73.8% of the issued and outstanding shares of common stock.  Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation.  If our initial stockholders purchase any additional shares of our Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control.  Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report.

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

Our anchor investors purchased an aggregate of 22,980,000 public shares included in the units sold in our initial public offering, or approximately 79.9% of the outstanding shares of our common stock at the time of our initial public offering.  There can be no assurance as to the amount of public shares included in such units that the anchor investors have retained or will retain, if any, prior to or upon the consummation of our initial business combination.  So long as the anchor investors hold a substantial portion of the public shares, our sponsor, former sponsor and the anchor investors would collectively have substantial control over us and be able to exercise significant influence over all matters requiring stockholder approval (although we have no knowledge of any affiliation or other agreement or arrangement, as to future voting of our public shares, among any such persons).  For example, in the event that the anchor investors continue to hold such public shares included in the units and vote such shares in favor of our initial business combination (although they are not contractually obligated to, their interest in our founder shares may provide an incentive for them to do so), we would not need any additional public shares sold in our initial public offering to be voted in favor of our initial business combination to have our initial business combination approved.  This potential concentration of influence could be disadvantageous to other stockholders with interests different from those of our sponsor and the anchor investors.  In addition, this potential significant concentration of share ownership may adversely affect the trading price of our securities because investors often perceive disadvantages in owning shares in companies with principal stockholders and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

The anchor investors are not restricted from selling any units (including the underlying securities) that they purchased in the initial public offering, and any such sales may adversely affect the trading price of our securities.

Our anchor investors purchased an aggregate of approximately 22,980,000 of the units in the initial public offering, and after giving effect to the first early redemptions, second early redemptions and third early redemptions, our remaining anchor investors, beneficially owned at least 31.1% of the outstanding public shares (based on publicly available information as of February 14, 2025).  The anchor investors are not, and will not be, subject to any agreements restricting them from transferring the units (including the underlying securities) that they purchased in the initial public offering.  As such, the anchor investors are free to sell the units and, once separately tradable, the shares and warrants in the quantities and at the times they so desire.  Any such sales may adversely affect the trading price of our securities.

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

We have issued warrants to purchase 11,500,000 shares of our Class A common stock and 6,400,000 private placement warrants, each whole warrant exercisable to purchase one share of our Class A common stock at a price of $11.50 per share.  Our initial stockholders currently own 4,100,000 shares of Class A common stock and 956,414 founder shares.  The founder shares are convertible into Class A common stock on a one-for-one basis, subject to adjustment as set forth in this Annual Report.  In addition, if our sponsor or any of its affiliates makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender.  Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.  Our public warrants are also redeemable by us for shares of our Class A common stock.

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

General Risks

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

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

Whether and to what extent we would be subject to the Excise Tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a business combination, (iii) the structure of a business combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination), and (v) the content of regulations and other guidance issued by the Treasury. It is possible that we will be subject to the Excise Tax with respect to any subsequent redemptions, including redemptions in connection with a business combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury, redemptions in our complete liquidation). As mentioned, the Excise Tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the Excise Tax (including as a result of public stockholders electing to exercise their redemption rights in connection with a business combination) could, however, reduce the amount of cash available to us to pay redemptions (or the cash contribution to the target business in connection with our business combination, which could hinder our ability to complete a business combination or cause the other stockholders of the combined company to economically bear the impact of such Excise Tax).

During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, we would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The 2023 Excise Tax return and payment is normally due on October 31, 2024, however, due to our tax preparer being located in a Texas disaster area related to Hurricane Beryl, our 2023 Excise Tax return and payment is not due until February 2025. As of the filing of this Annual Report, no Excise Tax payments have been paid.

We are currently evaluating its options with respect to payment of this obligation. If we are unable to pay our obligation in full, we will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from February 2025 until paid in full.

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

Recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Although the U.S. inflation rate has fluctuated in recent periods, it remains well above the historic levels over the past several decades.  Such fluctuations in inflation and interest rates in the United States and elsewhere may lead to (i) increased price volatility for publicly traded securities, including ours, (ii) increased borrowing costs and higher risk-free rates, (iii) other national, regional and international economic disruptions, and (iv) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate an initial business combination.

There is substantial doubt about our ability to continue as a “going concern.”

We have until the new termination date to complete an initial business combination.  Although we intend to complete the business combination with XCF by the new termination date, there can be no assurance that we will be able to consummate the business combination by this time.  If the business combination or a different initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the company.  Accordingly, the company’s management has determined that the mandatory liquidation, should the business combination not occur, and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.  The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Market Information

Our equity securities trade on the OTC Pink.  Each of our units consists of one share of Class A common stock and one-half of one warrant, our  shares of Class A common stock and warrants underlying our Class A common stock, commencing on October 14, 2024 to trade on the OTC Pink Marketplace under the symbols “BHACU,” “BHAC” and “BHACW,” respectively.

Holders of Record

As of March 25, 2025, there was one holder of record of our units, three holder of record of our Class A common stock, thirty three holders of record of our Class B common stock and three holders of record of our warrants.  Such numbers do not include beneficial owners holding our securities through nominee names.

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

On December 17, 2024, one of the Company’s anchor investors submitted 31,583 Class B common stock to the Company for no consideration to be cancelled. After giving effect to the forfeiture of shares, we had 5,312,124 shares of Class A common stock (including 4,100,000 converted shares of Class B common stock) and 1,608,333 shares of Class B common stock outstanding.

Additionally, the Company has utilized the two monthly extensions described above and extended the Combination Period to April 7, 2025. As a result, in connection with the consummation of the Business Combination, an aggregate of 232,750 share of NewCo Common Stock will be issued the stockholders that entered into the 2024 Non-Redemption Agreements.

On March 21, 2025, the Company filed a definitive proxy statement in connection with a special meeting to be held on April 7, 2025 in order to extend its termination date to a new termination date of May 7, 2025 (as may be extended by the Company’s board of directors until October 7, 2025) (the “2025 Extension”).

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

On February 5, 2025, the SEC declared effective the registration statement on Form S-4, initially publicly filed by NewCo and XCF with the SEC on July 31, 2024. On February 27, 2025, the company’s stockholder approved at a special meeting the Business Combination Agreement and the transactions contemplated thereby. In connection with the vote to approve the Business Combination, stockholders holdings 1,208,570 shares of Class A common stock properly exercised their right to redeem their shares for cash. Such redemptions will be effected in connection with the closing of the Business Combination, or earlier if the 2025 Extension is approved by stockholders and implemented prior to closing the Business Combination. We expect to close the XCF Business Combination in the first half of 2025.

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

On February 20, 2025, the Company agreed to waive the lock-up restrictions and, as a result, none of the shares of the NewCo Common Stock that will be outstanding upon the completion of the Business Combination will be subject to any contractual restrictions on transfer of those shares.

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

On February 20, 2025, the Company agreed to waive the lock-up restrictions and, as a result, none of the shares of the NewCo Common Stock that will be outstanding upon the completion of the Business Combination will be subject to any contractual restrictions on transfer of those shares.

Convertible Promissory Note

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor. The FI Sponsor Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the FI Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account. Up to the total principal amount of the FI Sponsor Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Former Sponsor at the time of the initial public offering of the Company. At December 31, 2024, $110,000 was drawn on the note.

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

Uncertain Tax Position

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Our operations included those activities necessary to consummate an initial business combination. As such, we deducted startup and operating costs for tax purposes. Additionally, the Company has taken the position that no income should the apportioned to Florida in its Florida state tax return. As there is uncertainty in the deduction of startup and operating costs and the apportionment of income to the State of Florida, the Company recognized a reserve for uncertain tax positions on the balance sheet in 2023. In 2024, the Company reversed its position related to the deductibility of start-up and operating costs for tax purposes and no longer reports an uncertain tax position for these items. The Company continues to take the position that no income should the apportioned to Florida in its Florida state tax return. As such, the Company maintains an uncertain tax position related to its Florida tax return. At December 31, 2024 and 2023, the Company reported $115,870 and $955,617, respectively, on the balance sheet for these uncertainty.

Results of Operations

Our entire activity from inception up to October 7, 2021 was in preparation for our initial public offering and, since the consummation of our initial public offering, the search for and consumption of a prospective target business. We will not generate any operating revenues until the closing and completion of our Initial business combination, at the earliest.

For the year ended December 31, 2024, we had a net loss of $5,274,560, which primarily consisted of a loss of $321,730 from a change in fair value of Note Payable – Polar, $5,558,813 in operating costs (net of $353,505 of Reimbursable Expenses), and $1,250,000 of change in fair value of the 2024 Non-Redemption Agreements, partially offset by operating account interest income of $10,288, gain of $716,000 from a change in fair valuation of derivative warrant liabilities, Trust Account interest income of $1,025,532, and an income tax benefit of $104,163.

For the year ended December 31, 2023, we had net income of $327,807, which primarily consisted of a gain of $1,048,940 from a change in fair value of derivative warrant liabilities, interest income of $2,296,926, and a recovery of offering costs attributable to warrants of $501,550, partially offset by $1,692,413 in operating costs, a non-redemption agreement of $1,230,000, a loss from the change in the fair value of the Note Payable – Polar of $87,204, and an income tax expense of $510,293.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred and expect to continue to incur additional costs in pursuit of our initial business combination. We have determined that we will not be able to sustain operations for the next twelve months without additional financing. As of December 31, 2024, we had $19,669 in our operating bank account available for working capital needs and a working capital deficit of $8,045,958.

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

In association with the Subscription Agreement (discussed in Note 3), the Company has borrowed $1,200,000.

On February 26, 2024, the Company issued the FI Sponsor Promissory Note to the Sponsor in the total principal amount of up to $500,000 and had borrowed $110,000 under the FI Sponsor Promissory Note at December 31, 2024.

XCF has agreed to pay certain costs on behalf of the Company. Since entering into the Business Combination Agreement and as of December 31, 2024, XCF has paid $353,505 to or on behalf of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its inability to satisfy its working capital obligations as of the expected mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until April 7, 2025 (as extended by the board of directors), to consummate an initial business combination, which would provide the Company with the ability to satisfy its working capital obligations. However, it is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, and the Termination Date is not extended beyond April 7, 2025, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 7, 2025.

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

On February 20, 2025, the Company agreed to waive the lock-up restrictions and, as a result, none of the shares of the NewCo Common Stock that will be outstanding upon the completion of the Business Combination will be subject to any contractual restrictions on transfer of those shares.

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

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the consolidated financial statements. See Note 8 for further information.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principle executive officer and principle financial officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principle executive officer and principle financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our principle executive officer and principle financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024.

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

During the year ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Carl Stanton	56	Chief Executive Officer and Director
Ernest Lyles	46	Chief Financial Officer and Director
Wray Thorn	53	Chief Investment Officer and Director
Troy Carter	52	Director
Dia Simms	49	Director
Eric Edidin	52	Director
Daniel Lebensohn	53	Director

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

Carl is former Managing Partner and Head of Private Equity for Invesco Private Capital, a division of Invesco, Ltd. (NYSE: IVZ), which managed private investment vehicles across private equity, venture capital, and real estate, where he worked from 2018 to 2019.  At Invesco Private Capital, Carl was responsible for overseeing multiple alternative asset investment Funds and served as Chair of Investment Committee for domestic PE efforts.  Prior to Invesco, Carl served as Managing Partner and co-owner at Wellspring Capital Management LLC from 1998 to 2017, a private equity investment firm focused on control investments in growing companies in the industrial products & services, healthcare and consumer industries.  He oversaw and approved all investments as a member of the Investment Committee.  At the time of his retirement in 2015, the firm had invested more than $2.5 billion in 35 platform companies and achieved top-tier investment results.

Since 2014 and presently, Carl has served as the Founder of cbGrowth Partners, which focuses on sustainable investments, and serves as Advisor to Auldbrass Partners.  Previously, Carl worked at Dimeling, Schreiber & Park, Peter J Solomon & Co, Associates, and Ernst & Young Corporate Finance LLC.  Mr. Stanton holds a BS degree in Accounting from the University of Alabama and an MBA degree from Harvard Business School.  He resides in New York with his family and serves as Trustee, Treasurer and Head of Finance and Endowment Committee of Christ Church United Methodist, a nonprofit organization.  He also serves as Board of Visitors at the University of Alabama, College of Commerce.  We believe Carl’s significant experience of leading companies across transformative private equity and asset management and extensive experience with special purpose acquisition companies makes him well qualified to serve as a member of our board of directors.

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

A native of Shepherdstown, West Virginia, Ernest attended public schools and earned a full merit scholarship to attend Shepherd University, where he earned a Bachelors of Science degree with concentrations in Political Science and Business Administration.  Upon graduation, Ernest enrolled in the Howard University School of Law, where he also interned at both the JC Watts Companies.  Ernest has held expert discussions on entrepreneurship, mentorship, private equity, impact investing and work-life balance.  His speaking engagements have included companies such as Google, HEC Paris, McGuire Woods and Nomura.  An avid art collector, Ernest has also been featured in publications such as “The Black Market: A Guide to Art Collecting.”

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

Wray T. Thorn, Chief Investment Officer and Director.  Since 2021, Wray has been a Partner and Co-Founder of Focus Impact Partners, LLC and currently serves as our Chief Investment Officer and director and as the Chief Investment Officer of Focus Impact Acquisition Corp., a special purpose acquisition corporation (Nasdaq: FIAC).  Also since 2021, Wray has been the Founder and Chief Executive of Clear Heights Capital, a private investment firm committed to helping companies realize their growth and development objectives and a Board Member of Skipper Pets, Inc.  Wray is deeply involved in building and leading businesses to source, structure, finance and make private investments as well as helping companies, organizations and executives realize their growth and development objectives.  With three decades of experience as a Chief Investment Officer, investment leader and lead director, Wray has firsthand knowledge of investment firm leadership, private investing company value creation, asset allocation strategy and practice and risk management frameworks.  Wray has also been at the forefront of proactive impact investing and applying data and technology to innovate private investing.

Prior to founding Focus Impact and Clear Heights, from 2021 to 2021, Wray was Managing Director and Chief Investment Officer—Private Investments at Two Sigma Investments.  Wray architected and led the firm’s private equity (Sightway Capital), venture capital (Two Sigma Ventures) and impact (Two Sigma Impact) investment businesses as Chief Executive and Chief Investment Officer of TSPI, LP and Chair & Venture Partner of TSV.  Initially on behalf of private capital and expanding to include institutional investors, Wray grew the private investment businesses during his 9-year tenure to nearly $4 billion in AUM and 90 team members and was a leader in the creation of Hamilton Insurance Group and the incubation of Two Sigma’s insurance technology activities.  Prior to Two Sigma, Wray was a Senior Managing Director with Marathon Asset Management, where he developed the firm’s private equity investment activities and played a role in many new business opportunities and capital formation initiatives, including the firm’s direct lending business and its participation in the U.S. Treasury’s Legacy Securities Public-Private Investment Program.  Prior to Marathon, Wray evaluated and executed management buyout transactions as a Director with Fox Paine & Co. and as a Principal at Dubilier & Co.  Wray began his career in the financial analyst program at Chemical Bank (today, J.P. Morgan) as an Associate in the Acquisition Finance Group.

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

Troy Carter, Director.  Troy serves as our director and has been the founder and CEO of Q&A, a music technology company focused on building software solutions for recording artists via distribution and analytics, since 2019.  Troy currently serves as a director of Focus Impact Acquisition Corp., a special purpose acquisition corporation (Nasdaq: FIAC).  He also serves as an advisor to the NBA Players Association.  He previously served as an advisor to the Prince Estate.  Prior to founding Q&A, Troy was Global Head of Creator Services at Spotify from 2016 to 2018 and then served in a consulting role for CEO Daniel Ek until 2019.  Troy serves on the boards of WeTransfer and SoundCloud, and served as an advisor to Lyft.  He is also an active early stage investor, including in companies such as Uber, Lyft, Dropbox, Spotify, Slack, Warby Parker, Gimlet Media, and Thrive Market.  Troy previously founded the entertainment company, Atom Factory, in 2008, where he worked with Lady Gaga, John Legend and Meghan Trainor.

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

Dia Simms, Director.  Dia serves as our director and as the Executive Chairwoman of the Board of Lobos 1707 Tequila & Mezcal, an award-winning, independent spirits brand that launched in November 2020.  Before being appointed Executive Chairwoman, Dia led Lobos 1707 as its CEO, alongside Founder and Chief Creative Officer Diego Osorio with early backing by sports and cultural icon, LeBron James.  Dia currently serves as a director of Focus Impact Acquisition Corp., a special purpose acquisition corporation, (Nasdaq: FIAC).  Dia is also Co-Founder of Pronghorn, a 10-year initiative to drive diversity, equity and inclusion in the spirits industry.  Dia spent almost fifteen years working alongside Sean “Diddy” Combs at Combs Enterprises.  In 2017, Dia was named President of Combs Enterprises, making her the first president in the company’s thirty-year history other than Sean Combs himself.  In her role as President from 2017 to 2019, she oversaw multi-billion-dollar brands under the Combs empire, including CÎROC Ultra-Premium Vodka, Blue Flame Agency, AQUAhydrate, Bad Boy Entertainment, Sean John and Revolt TV.  Of note, Dia led the transformation of CÎROC Ultra-Premium Vodka from infancy to a multibillion dollar value brand.

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

Daniel Lebensohn, Director.  Daniel has served as a director since our inception in February 2021.  Daniel has been Co-Chief Executive Officer of BH3 Management since 2009 and Co-Portfolio Manager of BH3 Debt Opportunity Fund I, L.P. since 2018, and BH3 Debt Opportunity Fund II, L.P. since 2023, where, in conjunction with Gregory Freedman, he oversees all acquisitions, investing activities, financings, development, related operating company oversight and various fiduciary responsibilities for more than 25 affiliated real estate investment and development companies.  Prior to co-founding BH3 Management, Daniel practiced commercial real estate law for over ten years in New York City at firms including Hartman and Craven LLP and served as in-house counsel to a prominent Manhattan based real estate owner, operator and developer, and invested in and operated various real estate investments during said tenure.  Daniel has over two decades of investment and operational experience related to the real estate and construction sectors.

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

Committees of the Board of Directors

Our board of directors has two standing committees:  an audit committee and a compensation committee.  Subject to phase-in rules and a limited exception, Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors.

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

Under applicable SEC rules, we are required to have a compensation committee composed entirely of independent directors.  Our board of directors has determined that each of Mr. Carter and Mr. Edidin is independent.  We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Director Nominations

We do not have a standing nominating committee.  A majority of our independent directors may recommend a director nominee for selection by our board of directors.  Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee.  The directors who shall participate in the consideration and recommendation of director nominees are Mr. Carter, Ms. Simms, Mr. Edidin and Mr. Lebensohn, each of whom is an independent director.  As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Insider Trading Policy

We have adopted an Insider Trading Policy that is designed to promote compliance with insider trading laws, rules and regulations and governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as their immediate family members and entities owned or controlled by them. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC.  These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of such forms, we believe that for the year ended December 31, 2024 there were no delinquent filers.

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

In the table below, the percentage ownership is based on 5,312,124 shares of Class A common stock (which includes Class A common stock that are underlying the units) and 1,608,333 shares of Class B common stock issued and outstanding as of as of the date of this Annual Report.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class B common stock		Class A common stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Common Stock
Five Percent Holders
Focus Impact BHAC Sponsor, LLC(3) (our sponsor)(3)	845,363	52.6%	2,850,940	53.7%	53.4%
Crixus BH3 Sponsor LLC (our former sponsor)(4)	111,051	6.9%	1,249,060	23.5%	19.7%
Polar Asset Management Partners Inc.(5)			500,000	31.1%	7.2%
Directors and Executive Officers
Carl Stanton(3)	—	—	—	—	—
Ernest Lyles(3)	—	—	—	—
Wray Thorn(3)	—	—	—	—	—
Troy Carter	25,000	1.5%	—	—	*
Dia Simms	25,000	1.5%	—	—	*
Eric Edidin(6)	—	—	—	—
Daniel Lebensohn(4)	111,051	6.9%	1,249,060	23.5%	19.7%
All officers and directors as a group (seven individuals)	161,051	10.0%	1,249,060	23.5%	20.4%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is c/o Focus Impact BH3 Acquisition Company, 1345 Avenue of the Americas, 33rd Floor, New York, NY 10105.
(2)
Interests shown consist solely of founder shares, which are Class B shares of common stock.  Such shares are convertible into shares of Class A common stock at the option of the holder thereof and will automatically upon the completion of our initial business combination.

(3)
Our sponsor is governed by a three-member board of managers composed of Carl Stanton, Ernest Lyles and Wray Thorn.  Each manager has one vote, and the approval of a majority of the managers is required to approve an action of our sponsor.  Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities.

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

(6)	Does not include any interest Mr. Edidin may have in the former sponsor.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On February 26, 2024, our sponsor executed an unsecured promissory note and agreed to loan us up to $500,000 as may be required, the terms of which consist of no interest accrual and a maturity date commensurate with the date the initial business combination is consummated.  If we complete an initial business combination, we will repay such loaned amounts.  In the event that the initial business combination is not consummated, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account will be used for such repayment.  Up to the total principal amount of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender.  The warrants will be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2024, $110,000 was drawn on the note.

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

In connection with the third special meeting, the company and NewCo entered into non-redemption agreements with certain stockholders of the company, pursuant to which such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,047,399 shares of Class A common stock in connection with the vote at the third special meeting. In exchange for the foregoing commitments not to redeem such shares of Class A common stock, NewCo agreed to issue to such stockholders, for no additional consideration, an aggregate of 174,566 shares of Class A common stock of NewCo (and up to an aggregate of 232,750 shares of Class A common stock of NewCo if the company utilizes the two monthly extensions until April 7, 2025), in connection with the consummation of the company’s initial business combination.

As the Company has utilized the two monthly extensions described above, an aggregate of 232,750 share of NewCo Common Stock will be issued to such stockholders in connection with the consummation of the Business Combination.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton in connection with regulatory filings. During the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm, Grant Thornton were $155,925 and $50,437 for the services performed in connection with the Company’s 2021 Form 10K SEC Filing.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm Grant Thornton were $29,400 and $39,375 for assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. We did not pay Grant Thornton for tax planning and tax advice during the year ended December 31, 2024 and 2023.

All Other Fees. We did not pay Grant Thornton for other services during the year ended December 31, 2024 and 2023.

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

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1(11)	Business Combination Agreement, dated as of March 11, 2024.
2.2(15)	Amendment No. 1 to the Business Combination Agreement, dated as of November 29, 2024.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(16)	Bylaws.
3.3(4)	Amendment to the Amended and Restated Certificate of Incorporation of Crixus BH3 Acquisition Company dated December 7, 2022.
3.4(8)	Amendment to the Amended and Restated Certificate of Incorporation of Crixus BH3 Acquisition Company dated October 6, 2023.
3.5(9)	Amendment to the Amended and Restated Certificate of Incorporation of Crixus BH3 Acquisition Company dated November 3, 2023.
3.6(14)	Amendment to the Amended and Restated Certificate of Incorporation of Focus Impact BH3 Acquisition Company dated July 31, 2024 (Extension Amendment).
3.7(14)	Amendment to the Amended and Restated Certificate of Incorporation of Focus Impact BH3 Acquisition Company dated July 31, 2024 (Redemption Limitation Amendment).
4.1(16)	Specimen Unit Certificate.
4.2(16)	Specimen Class A Common Stock Certificate.
4.3(16)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated October 4, 2021, between the Company and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Company.
10.1(16)	Promissory Note, dated March 12, 2021, issued to Crixus BH3 Sponsor LLC.
10.2(16)	Securities Subscription Agreement, dated March 12, 2021, between the Company and Crixus BH3 Sponsor LLC.
10.3(1)	Letter Agreement, dated October 4, 2021, between the Company and Crixus BH3 Sponsor LLC.
10.4(1)	Letter Agreement, dated October 4, 2021, between the Company and each of the executive officers and directors of the Company.
10.5(1)	Investment Management Trust Agreement, dated October 4, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.6(1)	Registration Rights Agreement, dated October 4, 2021, among the Company, Crixus BH3 Sponsor LLC and certain securityholders.
10.7(1)	Private Placement Warrants Purchase Agreement, dated October 4, 2021, between the Company and Crixus BH3 Sponsor LLC.
10.8(16)	Form of Indemnity Agreement.
10.9(1)	Form of Investment Agreement.
10.10(3)	Form of Anchor Investors Agreement.
10.11(4)	Amendment to the Investment Management Trust Agreement, dated as of October 4, 2021, between Crixus BH3 Acquisition Company and Continental Stock Transfer & Trust Company dated December 7, 2022.
10.12(13)	Promissory Note, dated November 1, 2022, issued to Crixus BH3 Sponsor LLC.
10.13(5)	Promissory Note, dated July 31, 2023, issued to Crixus BH3 Sponsor LLC.
10.14(6)	Purchase Agreement, dated September 27, 2023, by and among Crixus BH3 Acquisition Company, Crixus BH3 Sponsor LLC and Focus Impact BHAC Sponsor, LLC.

Exhibit No.	Description
10.15(6)	Form of Anchor Transfer Agreement.
10.16(7)	Form of Non-Redemption Agreement.
10.17(9)	Subscription Agreement, dated November 3, 2023, by and among Crixus BH3 Acquisition Company, Focus Impact BHAC Sponsor, LLC and Polar Multi-Strategy Master Fund.
10.18(10)	Promissory Note, dated February 26, 2024, by and between Focus Impact BH3 Acquisition Company and Focus Impact BHAC Sponsor, LLC.
10.19(11)	Sponsor Letter Agreement, dated as of March 11, 2024.
10.20(11)	Soule Support Agreement, dated as of March 11, 2024.
10.21(11)	GL Support Agreement, dated as of March 11, 2024.
10.22(11)	Form of Company Support Agreement.
10.23(11)	Form of Management Support Agreement.
10.24(12)	Termination of Administrative Services Agreement, dated August 8, 2023, between the Company and Crixus BH3 Sponsor LLC.
10.25(17)	Form of Non-Redemption Agreement.
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries.
31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Co-Chief Executive Officers required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-259269), filed with the SEC on September 29, 2021.
(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 30, 2022.
(4)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 7, 2022.
(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 2, 2023.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2023.
(7)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 3, 2023.
(8)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 6, 2023.
(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2023.
(10)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2024.
(11)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 12, 2024.
(12)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023.
(13)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 23, 2024.
(14)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 6, 2024.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2024.
(16)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-259269), filed with the SEC on September 2, 2021.
(17)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2024.

ITEM 16.	FORM 10-K SUMMARY

None.

FOCUS IMPACT BH3 ACQUISITION COMPANY

grant thornton llp Two Commerce Square 2001 Market Street, Suite 800 Philadelphia, PA 19146	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

D +1 215 561 1066

Board of Directors and Shareholders
Focus Impact BH3 Acquisition Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Focus Impact BH3 Acquisition Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s working capital deficit as of December 31, 2024, and continued incurrence of costs in pursuit of its Initial Business Combination raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Philadelphia, Pennsylvania
March 25, 2025

GT.COM	Grant Thornton LLP is a U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS
Current assets
Cash	$19,669	$631,337
Tax receivable	24,700	138,277
Prepaid expenses	11,830	11,306
Total current assets	56,199	780,920
Investments held in Trust Account	13,699,805	24,554,804
Total assets	$13,756,004	$25,335,724
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,950,743	$157,789
Excise tax payable	400,854	283,933
Income taxes payable	155,221	—
Reserve for uncertain tax positions	—	955,617
Non-Redemption Agreement	1,250,000	—
Derivative warrant liability	358,000	1,074,000
Note payable – Sponsor	110,000	—
Note Payable - Polar, at fair value	849,839	346,353
Due to related party	27,500	64,750
Total current liabilities	8,102,157	2,882,442
Reserve for uncertain tax positions - long-term	115,870	—
Total liabilities	8,218,027	2,882,442

Temporary equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,212,124 and 2,312,029 shares issued and outstanding at approximately $10.95 and $10.38 redemption value at December 31, 2024 and 2023, respectively	13,266,851	24,005,323
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,100,000 and 3,000,000 shares issued and outstanding (excluding 1,212,124 and 2,312,029 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	410	300
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,608,333 and 2,739,916 shares issued and outstanding at December 31, 2024 and 2023	161	274
Accumulated deficit	(7,729,445)	(1,552,615)
Total stockholders’ deficit	(7,728,874)	(1,552,041)
Total liabilities, temporary equity and stockholders’ deficit	$13,756,004	$25,335,724

The accompanying notes are an integral part of the consolidated financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Operating costs	$(5,558,813)	$(1,692,413)
Loss from operations	(5,558,813)	(1,692,413)

Other income:
Interest income – operating account	10,288	301
Interest income – Trust Account	1,025,532	2,296,926
Waiver of deferred offering costs liability attributable to warrants	—	501,550
Change in fair value of derivative warrant liabilities	716,000	1,048,940
Change in fair value of Note Payable - Polar	(321,730)	(87,204)
Change in fair value of Non-Redemption Agreement	(1,250,000)	(1,230,000)
Total other income, net	180,090	2,530,513

(Loss) income before provision for income taxes	(5,378,723)	838,100
Income tax benefit (provision)	104,163	(510,293)

Net (loss) income	$(5,274,560)	$327,807

Weighted average shares outstanding, redeemable Class A common stock subject to possible redemption	1,849,227	4,368,896

Basic and diluted net loss per share, redeemable Class A common stock subject to possible redemption	$(0.26)	$(0.62)

Weighted average shares outstanding, non-redeemable Class A common stock and Class B common stock	5,738,622	5,749,668

Basic and diluted net (loss) income per share, non-redeemable Class A common stock and Class B common stock	$(0.84)	$0.53

The accompanying notes are an integral part of the consolidated financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2022	—	$—	—	$—	5,750,000	$575	—	$(10,016,759)	$(10,016,184)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(2,272,693)	(2,272,693)
Deemed contribution by Former Sponsor	—	—	—	—	—	—	—	1,323,661	1,323,661
Contribution - non-redemption agreements	—	—	—	—	—	—	—	1,230,000	1,230,000
Security Subscription Agreement - Polar	—	—	—	—	—	—	—	590,851	590,851
Excise tax payable	—	—	—	—	—	—	—	(283,933)	(283,933)
Cancellation and retirement of Class B common stock	—	—	—	—	(10,084)	(1)	—	1	—
Conversion of Class B common stock to Class A common stock	—	—	3,000,000	300	(3,000,000)	(300)	—	—	—
Waiver of Deferred Underwriters’ Fee	—	—	—	—	—	—	—	7,548,450	7,548,450
Net income	—	—	—	—	—	—	—	327,807	327,807
Balance as of December 31, 2023	—	$—	3,000,000	$300	2,739,916	$274	$—	$(1,552,615)	$(1,552,041)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(953,596)	(953,596)
Conversion of class B common stock to Class A common stock	—	—	1,100,000	110	(1,100,000)	(110)	—	—	—
Cancellation and retirement of Class B common stock	—	—	—	—	(31,583)	(3)	—	3	—
Subscription Agreement - Polar	—	—	—	—	—	—	—	168,244	168,244
Excise tax payable	—	—	—	—	—	—	—	(116,921)	(116,921)
Net loss	—	—	—	—	—	—	—	(5,274,560)	(5,274,560)
Balance as of December 31, 2024	—	$—	4,100,000	$410	1,608,333	$161	$—	$(7,729,445)	$(7,728,874)

The accompanying notes are an integral part of the consolidated financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(5,274,560)	$327,807
Adjustments to reconcile net income to net cash used in operating activities:
Interest income – Trust Account	(1,025,532)	(2,296,926)
Change in fair value of derivative warrant liabilities	(716,000)	(1,048,940)
Change in fair value of Note Payable - Polar	321,730	87,204
Waiver of deferred offering costs liability attributable to warrants	—	(501,550)
Change in fair value of Non-Redemption Agreement	1,250,000	1,230,000
Changes in operating assets and liabilities:
Prepaid expenses	(524)	(11,306)
Accounts payable and accrued expenses	4,792,954	157,789
Due to related party	—	(23,256)
DE franchise taxes payable	(24,700)	—
Income tax payable and reserve for uncertain tax positions	(546,249)	134,293
Net cash used in operating activities	(1,222,881)	(1,944,885)
Cash flows from investing activities
Investments in Trust Account	—	(350,881)
Proceeds withdrawn from trust account for the payment of taxes	188,463	1,039,727
Funds withdrawn for redemption	11,692,068	28,393,290
Net cash provided by investing activities	11,880,531	29,082,136
Cash flows from financing activities
Proceeds from convertible promissory note	—	988,402
Payment of convertible promissory note	—	(300,000)
Proceeds from note payable – Polar	350,000	850,000
Proceeds from promissory note to related party	49,386	812,411
Proceeds from note payable - Sponsor	110,000	—
Repayment of promissory note to related party	(86,636)	(477,152)
Redemptions of common stock	(11,692,068)	(28,393,290)
Net cash used in financing activities	(11,269,318)	(26,519,629)
Net change in cash	(611,668)	617,622
Cash at beginning of year	631,337	13,715
Cash at end of year	$19,669	$631,337
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A common stock to redemption value	$953,596	$2,272,693
Excise tax payable	$116,921	$283,933
Conversion of Class B common stock to Class A common stock	$110	$300
Deemed contribution - forgiveness of convertible promissory note	$—	$988,402
Deemed contribution - forgiveness of promissory note	$—	$335,259
Cancellation and retirement of Class B common stock	$3	$1
Impact of the waiver of deferred commission by the underwriters attributable to common shares	$—	$7,548,450
Supplemental disclosure of cash flow information:
Income taxes paid	$442,027	$376,000

The accompanying notes are an integral part of the consolidated financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

The registration statement for the initial public offering of the Company (the “Initial Public Offering”) was declared effective on October 4, 2021 and the Company consummated the Initial Public Offering by selling 23,000,000 units at a purchase price of $10.00 per Unit (“Units”). Each Unit consists of one Class A common stock and one-half public warrant. Each whole warrant (“Public Warrant”) entitles the holder to purchase one Class A common stock at a price of $11.50 per share.

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

The Company has not yet begun operations and therefore, all activity for the period from February 23, 2021 (date of inception) through December 31, 2024, relates to the Company’s Initial Public Offering,  identifying a target for the Initial Business Combination and activities necessary for the consummation of an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income or losses in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of the warrant derivative liability, note payable – Polar, and the 2024 non-redemption agreement.

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

On February 27, 2025, a majority of the outstanding Common Stock voted in favor of the proposed Business Combination.

The Company will have until April 7, 2025 (as extended by the board of directors) to consummate an Initial Business Combination (the “Combination Period”). If the Company has not completed an Initial Business Combination by the such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company to pay its tax obligations and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the founder shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete an Initial Business Combination on or before the end of the Combination Period.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

On December 17, 2024, one of the Company’s anchor investors submitted 31,583 Class B common stock to the Company for no consideration to be cancelled. After giving effect to the forfeiture of shares, we had 5,312,124 shares of Class A common stock (including 4,100,000 converted shares of Class B common stock) and 1,608,333 shares of Class B common stock outstanding.

Additionally, the Company has utilized the two monthly extensions described above and extended the Combination Period to April 7, 2025. As a result, in connection with the consummation of the Business Combination, an aggregate of 232,750 shares of NewCo Common Stock will be issued to stockholders that entered into the 2024 Non-Redemption Agreements.
On March 21, 2025, the Company filed a definitive proxy statement in connection with a special meeting to be held on April 7, 2025 in order to extend its termination date to a new termination date of May 7, 2025 (as may be extended by the Company’s board of directors until October 7, 2025) (the “2025 Extension”).
Proposed Business Combination

On March 11, 2024, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Focus Impact BH3 Newco, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“NewCo”), Focus Impact BH3 Merger Sub 1, LLC, a Delaware limited liability company and wholly owned subsidiary of NewCo (“Merger Sub 1”), Focus Impact BH3 Merger Sub 2, Inc., a Delaware corporation and wholly owned subsidiary of NewCo (“Merger Sub 2”), and XCF Global Capital, Inc., a Nevada corporation (“XCF”). Pursuant to the Business Combination Agreement, and subject to the terms and conditions contained therein, the business combination will be effected in two steps: (a) the Company will merge with and into Merger Sub 1 (the “NewCo Merger”), with Merger Sub 1 being the surviving entity of the NewCo Merger as a wholly owned subsidiary of NewCo; and (b) immediately following the NewCo Merger, Merger Sub 2 will merge with and into XCF (the “Company Merger” and, together with the NewCo Merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with XCF being the surviving corporation of the Company Merger as a wholly owned subsidiary of NewCo. As a result of the Business Combination, NewCo will become a new publicly-traded company.

On February 5, 2025, the Securities and Exchange Commission declared effective the registration statement on Form S-4, initially publicly filed by NewCo and XCF with the SEC on July 31, 2024. On February 27, 2025, the Company’s stockholder approved at a special meeting the Business Combination Agreement and the transactions contemplated thereby. In connection with the vote to approve the Business Combination, stockholders holdings 1,208,570 shares of Class A common stock properly exercised their right to redeem their shares for cash. Such redemptions will be effected in connection with the closing of the Business Combination, or earlier if the 2025 Extension is approved by stockholders and implemented prior to closing the Business Combination. We expect to close the XCF Business Combination in the first half of 2025.

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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

On February 20, 2025, the Company agreed to waive the lock-up restrictions and, as a result, none of the shares of the NewCo Common Stock that will be outstanding upon the completion of the Business Combination will be subject to any contractual restrictions on transfer of those shares.

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

On February 20, 2025, the Company agreed to waive the lock-up restrictions and, as a result, none of the shares of the NewCo Common Stock that will be outstanding upon the completion of the Business Combination will be subject to any contractual restrictions on transfer of those shares.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

Going Concern

The Company has incurred and expects to continue to incur additional costs in pursuit of its Initial Business Combination. The Company has determined that it will not be able to sustain operations for the next twelve months without additional financing. As of December 31, 2024, the Company had $19,669 in its operating bank account available for working capital needs, $13,699,805 investments in liquid securities held in its Trust Account, which are not available for working capital needs, and a working capital deficit of $8,045,958.

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
In association with the Subscription Agreement (discussed in Note 3), the Company has borrowed $1,200,000.

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor and had borrowed $110,000 under the FI Sponsor Promissory Note at December 31, 2024.

XCF has agreed to pay certain costs on behalf of the Company. Since entering into the Business Combination Agreement and as of December 31, 2024, XCF has paid $353,505 to or on behalf of the Company.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its inability to satisfy its working capital obligations as of the expected mandatory liquidation date and subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until April 7, 2025 (as extended by the board of directors), to consummate an Initial Business Combination, which would provide the Company with the ability to satisfy its working capital obligations. However, it is uncertain that the Company will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, and the Termination Date is not extended beyond April 7, 2025, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 7, 2025.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Focus Impact BH3 Newco, Inc., and Focus Impact BH3 Newco, Inc.’s wholly-owned subsidiaries, Focus Impact BH3 Merger Sub 1, LLC  and Focus Impact BH3 Merger Sub 2, Inc. All intercompany transactions have been eliminated.

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024. The amendments were applied retrospectively to all prior periods presented in the consolidated financial statements (see Note 8).

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the Company’s financial instruments. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

As of December 31, 2024 and 2023, the Company had $19,669 and $631,337, respectively, in cash outside of the Trust Account available for working capital needs. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

As of December 31, 2024 and 2023, investments held in Trust Account consisted of mutual funds that invest primarily in U.S. government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are classified as available-for-sale and presented on the balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

Convertible Promissory Notes

The Company accounted for its Convertible Promissory Note under ASC 815 “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825 “Financial Instruments – Overall” (“ASC 825”). The Company has made such election for its Convertible Promissory Note. Using the fair value option, the Convertible Promissory Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash within change in the fair value of the Convertible Promissory Note in the statements of operations. On November 2, 2023, the Convertible Promissory Note was terminated and of no further force and effect, resulting in loan forgiveness by the note holder. For the terminated Convertible Promissory Note, the Company followed ASC 470 “Debt” (“ASC 470”). As a result, the Convertible Promissory Note was assigned a value of zero upon termination of the note.

As the holders of the Convertible Promissory Notes are equity holders in the Company, upon the termination of the Convertible Promissory Note, the Company recognized a gain of $988,402 and reported a deemed contribution by the Former Sponsor on the statement of changes in stockholders’ deficit.

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

The option (“Working Capital Loan Option”) to convert the FI Sponsor Promissory Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. At December 31, 2024 and 2023, the value of the Working Capital Loan Option was $0.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Related Party Promissory Note

On July 31, 2023, the Company issued a non-interest bearing promissory note in the aggregate principal amount of up to $1,052,644 (“Related Party Promissory Note”) to the Former Sponsor and borrowed a net amount of $400,009.

On November 2, 2023, $335,259 of the Related Party Promissory Note was terminated and of no further force and effect, resulting in loan forgiveness by the note holder. For the terminated Related Party Promissory Note, the Company followed ASC 470. As a result, at December 31, 2023, the Company reported $64,749 on the balance sheet on the line due to related party. During the first quarter of 2024, the Former Sponsor was repaid $64,749 and subsequently paid certain expenses on behalf of the company. As such, at December 31, 2024, the Company reported $27,500 on the balance sheet on the line due to related party.

As the holders of the Related Party Promissory Notes are equity holders in the Company, the resulting gain on the extinguishment of the Related Party Promissory Note was recognized as a capital contribution to the Company during the year ended 2023.

Non-Redemption Agreement

The Company has determined the non-redemption agreements entered into in connection with the October 2023 Special Meeting are an equity classified derivative instrument. As such, the Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). Upon issuance on October 6, 2023, the value of the 389,359 Class B common stock, determined to be $1,230,000, transferred to the non-redeeming shareholders is treated as an equity contribution and recognized as operating costs in the statement of operations.

The Company has determined the 2024 Non-Redemption Agreements entered into in connection with the July 2024 Special Meeting are a liability classified derivative instrument. As such, the 2024 Non-Redemption Agreements were recognized at fair value at inception of the agreements and remeasured to fair value at December 31, 2024 with the change in fair value recognized in the statement of operations.

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

In accordance with ASC 825, the Company has elected to record the Note Payable – Polar at fair value upon issuance and will remeasure the Note Payable – Polar at fair value at each reporting period. Changes in the estimated fair value of the Note Payable – Polar are recognized within change in the fair value of the Note payable – Polar in the statements of operations. At December 31, 2024, the Company had borrowed $1,200,000 under the Subscription Agreement and reported the fair value of the Note Payable - Polar on the balance sheet of $849,839. At December 31, 2023, there was $850,000 borrowed under the Subscription Agreement. The Note Payable – Polar is remeasured to fair value at each reporting date. Changes in fair value of $(321,730) was included in the statement of operations during the year ended December 31, 2024.

The SSA – Polar is indexed and settled in the Company’s common stock and is thus considered an equity classified instrument under ASC815. The following table shows the activity of the Note Payable - Polar.

		Value Assigned to Subscription Agreement upon Borrowing	Fair Value of Note Payable -	Change in Fair Value
	Borrowing	(Equity)	Polar	Gain/(Loss)
November 3, 2023	$850,000	$590,851	$259,149
December 31, 2023			$346,353	$(87,204)
March 12, 2024	$250,000	$120,592	$129,408
March 31, 2024			$571,747	$(95,986)
May 2, 2024	$100,000	$47,652	$52,348
June 30, 2024			$638,431	$(14,336)
September 30, 2024			$624,686	$13,745
December 31, 2024			$849,839	$(225,153)

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

In accordance with ASC Topic 450, “Contingencies,” (“ASC 450”), the Company has not recognized a liability for the value of the potential issuance of shares or the Deferred CMA Fees since the completion of an Initial Business Combination is a performance condition that is subject to significant external contingencies with a high degree of uncertainty.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features include certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024 and 2023, 1,212,124 and 2,312,029 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets, respectively.

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

Reimbursable Expenses

The Company recognized the Reimbursable Expenses following ASC 805 in accordance with the nature of the costs originally incurred. As such, expenses reimbursed to the Company or paid for on behalf of the Company are reported as a reduction of expenses incurred by the Company on the consolidated statement of operations.

For the year ended December 31, 2024, the Company is reporting a reduction in operating costs of $353,505 related to the Reimbursable Expenses. For the year ended December 31, 2023, the Company is reporting a reduction in operating costs of $0 related to the Reimbursable Expenses.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s operations included those activities necessary to consummate an Initial Business Combination. As such, the Company deducted startup and operating costs for tax purposes. Additionally, the Company has taken the position that no income should the apportioned to Florida in its Florida state tax return. As there is uncertainty in the deduction of startup and operating costs and the apportionment of income to the State of Florida, the Company recognized a reserve for uncertain tax positions on the balance sheet in 2023. In 2024, the Company reversed its position related to the deductibility of start-up and operating costs for tax purposes and no longer reports an uncertain tax position for these items. The Company continues to take the position that no income should the apportioned to Florida in its Florida state tax return. As such, the Company maintains an uncertain tax position related to its Florida tax return. At December 31, 2024 and 2023, the Company reported $115,870 and $955,617, respectively, on the balance sheet for these uncertainty.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements. See Note 8 for further information.

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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

The 2023 Excise Tax return and payment is normally due on October 31, 2024, however, due to the Company’s tax preparer being located in a Texas disaster area related to Hurricane Beryl, the Company’s 2023 Excise Tax return and payment was not due until February 2025. As of the filing of this Annual Report on Form 10-K, no Excise Tax payments have been paid.

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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Year Ended December 31,
	2024	2023
Net (loss) income	$(5,274,560)	$327,807
Reconciliation items:
Deemed dividend and capital contribution to redeemable Class A stockholders	(1,070,517)	4,991,824
Allocation of net (loss) income, as adjusted	$(6,345,077)	$5,319,631

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
	For the Year Ended December 31,
	2024		2023
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B

Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income attributable to common stockholders, as adjusted	$(1,546,352)	$(4,798,725)	$2,296,859	$3,022,772
Deemed dividend and capital contribution to redeemable Class A stockholders	1,070,517	—	(4,991,824)	—
Allocation of net (loss) income	$(475,835)	$(4,798,725)	$(2,694,965)	$3,022,772
Denominator:
Weighted average common stock outstanding, basic and diluted	1,849,227	5,738,622	4,368,896	5,749,668

Basic and diluted net (loss) income per common share	$(0.26)	$(0.84)	$(0.62)	$0.53

As of December 31, 2024 and 2023, the outstanding warrants to purchase 17,900,000 shares of Class A common stock were excluded from the computation of diluted net income per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. Additionally, as of December 31, 2024, 73,333 warrants that may be issued upon exercise of the FI Sponsor Promissory Note conversion option were excluded from the computation of diluted net income per share of common stock as the warrants were out of the money and their inclusion would be anti-dilutive under the treasury stock method. At December 31, 2024 and 2023, 1,320,000 and 0 shares of Class A common stock, respectively, that may be issued in association with the Subscription Agreement are excluded from diluted net income per share as the conditions for the issuance of the shares has not happened. Additionally, shares that might be issuable in relation to the proposed Business Combination are excluded from the diluted net income per share as the conditions for the issuance of the shares has not happened.

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

•
each of the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive (i) their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of the Initial Business Combination; (ii) their redemption rights with respect to their founder shares and any public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the public shares if the Company has not completed an Initial Business Combination on or before April 7, 2025 (as extended by the board of directors) or (B) with respect to any other provisions relating to stockholders’ rights or pre-Initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company does not complete the Initial Business Combination on or before April 7, 2025 (as extended by the board of directors), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company does not complete the Initial Business Combination within the prescribed time frame. If the Company submits the Initial Business Combination to its public stockholders for a vote, the Sponsor, officers and directors have agreed to vote their founder shares and any public shares they may acquire during or after the Initial Public Offering, in favor of the Initial Business Combination, and each of the anchor investors has agreed to vote its founder shares (subject to the right to abstain from voting) in favor of the Initial Business Combination.

•
the founder shares are shares of Class B common stock that will automatically convert into shares of the Company’s Class A common stock upon the completion of the Initial Business Combination or earlier at the option of the holder thereof;

•
the anchor investors will not be entitled to (i) redemption rights with respect to any founder shares held by them in connection with the completion of the Initial Business Combination; (ii) redemption rights with respect to any founder shares held by them in connection with a stockholder vote to amend the Company’s amended and restated certification of incorporation in a manner that would affect the substance or timing of its obligation to redeem 100% of our public shares if the Company has not consummated an Initial Business Combination by April 7, 2025 (as extended by the board of directors) or; (iii) rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its Initial Business Combination by April 7, 2025 (as extended by the board of directors) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Initial Business Combination within the prescribed time frame); and

•	the founder shares are entitled to registration rights.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

On February 26, 2024, the Company issued the FI Sponsor Promissory Note to the Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the FI Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account. Up to the total principal amount of the FI Sponsor Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Former Sponsor at the time of the initial public offering of the Company. At December 31, 2024, there was $110,000 outstanding on the FI Sponsor Promissory Note.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on October 7, 2021, through the earlier of the consummation of an Initial Business Combination or the Company’s liquidation, the Company has agreed to pay an affiliate of the Former Sponsor a monthly fee of $15,000 for office space, utilities and administrative support. The Company records the administrative services agreement costs within operating costs on the statements of operations. On August 8, 2023, (i) the Company and the Former Sponsor agreed to terminate the Administrative Services Agreement dated October 4, 2021, with effect from and as of March 31, 2023 and (ii) the Former Sponsor agreed to waive any and all amounts due and owing by the Company after March 31, 2023. For the years ended December 31, 2024 and 2023, the Company incurred and paid $0 and $45,000, respectively.

Note 4—Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. At December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
In connection with the October 2023 Special Meeting the Former Sponsor converted 3,000,000 of its shares of Class B common stock into shares of Class A common stock and in connection with the July 2024 Special Meeting the Sponsor and Former Sponsor converted an aggregate of 1,100,000 of their shares of Class B common stock into shares of Class A common stock.

The redemption value for Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

	Shares	Amount

December 31, 2023	2,312,029	$24,005,323
Less:
Redemption of Class A common stock	(1,099,905)	(11,692,068)
Plus:
Accretion of Class A common stock to redemption value	—	953,596
December 31, 2024	1,212,124	$13,266,851

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current Offering prospectus relating thereto is available, and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Initial Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. At December 31, 2024 and 2023, there were 11,500,000 Public Warrants and 6,400,000 Private Placement Warrants outstanding.

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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

		December 31,	December 31,
	Level	2024	2023
Assets:
Investments held in Trust Account	1	$13,699,805	$24,554,804
Liabilities:
Public Warrants (1)	1	$230,000	$690,000
Private Placement Warrants (1)	2	$128,000	$384,000
Working Capital Loan Conversion Option	3	$—	$—
Note Payable - Polar	3	$849,839	$346,353
2024 Non-Redemption Agreements	3	$1,250,000	$—

(1)
The Warrants are accounted for as liabilities in accordance with ASC 815 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

Warrant Liability

As of December 31, 2024 and 2023, the Public Warrants are classified as Level 1 in the fair value hierarchy and are valued at the publicly traded price. The Private Placement Warrants have substantially the same terms as the Public Warrants and the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. With the decline in volatilities, there is de minimis benefit to Private Warrants with exemption from make whole redemptions. As such, the Private Placement Warrants are considered economically equivalent to the Public Warrants. Accordingly, the Private Placement Warrants are valued at the Public Warrant price and on December 31, 2023 classified them as Level 2 financial instruments. Other than the reclassification of the Private Placement Warrants to Level 2, there were no other transfers in or out of Level 3 of the fair value hierarchy during period ended December 31, 2024.

Working Capital Loan Conversion Option

The Company’s FI Sponsor Promissory Note contains an embedded option (“Working Capital Loan Conversion Option”) whereby up to $1,500,000 of the FI Sponsor Promissory Note may be converted into the Company’s warrants. The embedded Working Capital Loan Conversion Option is accounted for as a liability in accordance with ACS 815-40 on the consolidated balance sheet and is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the consolidated statement of operations. Valuation of the Working Capital Loan Conversion Option was derived from the valuation of the underlying Private Placement Warrants and is classified as a level 3 valuation.

The following table presents the changes in the fair value of the Company’s financial assets and liabilities classified as Level 3:

	2024 Non- Redemption Agreements	Note Payable - Polar	Working Capital Loan Conversion Option
Fair value as of December 31, 2023	$—	$346,353	$—
Initial value of additional borrowings of $350,000 of the Note Payable - Polar	—	181,756	—
Initial value of the 2024 Non-Redemption Agreements	1,002,000	—	—
Change in fair value	248,000	321,730	—
Fair value as of December 31, 2024	$1,250,000	$849,839	$—

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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
The key inputs into the models for the Note Payable - Polar were as follows:

Input	December 31, 2024	December 31, 2023

Probability of an Initial Business Combination	70%	40%
Risk-free rate	4.37%	5.18%
Expected term (years)	0.25	0.58
Expected volatility	De minimis	De minimis
Class A common stock price	$10.22	$10.46

2024 Non-Redemption Agreements

At inception of the 2024 Non-Redemption Agreements and at December 31, 2024, the 2024 Non-Redemption Agreements were valued using a likelihood-weighted scenario analysis.

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

•	Probability of an Initial Business Combination as based on the Company’s management.

The key inputs into the models for the 2024 Non-Redemption Agreements were as follows:

Input	December 31, 2024

Probability of an Initial Business Combination	70%
Risk-free rate	4.32%
Expected term (years)	0.25
Expected volatility	De minimis
Class A common stock price	$10.22

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

On February 20, 2025, the Company agreed to waive the lock-up restrictions and, as a result, none of the shares of the NewCo Common Stock that will be outstanding upon the completion of the Business Combination will be subject to any contractual restrictions on transfer of those shares.

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

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Note 7 -  Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets
Start-up costs	$1,361,810	$955,617
Unrealized gain/loss	—	(3,860)
Total deferred tax assets	1,361,810	951,757
Valuation allowance	(1,361,810)	(951,757)
Deferred tax assets, net of allowance	$—	$—

Included in income taxes payable and reserve for uncertain tax positions on the consolidated balance sheet is the reserve for uncertain tax positions. The Company’s reserve for uncertain tax positions is as follows:

December 31, 2022	$596,817
Accrual for uncertain tax positions	358,800
December 31, 2023	955,617
Reversal of uncertain tax positions	(839,747)
December 31, 2024	$115,870

The income tax (benefit) provision for the year ended December 31, 2024 and 2023 consists of the following:

	December 31,	December 31,
	2024	2023
Federal
Current	$(57,731)	$419,543
Deferred	(406,193)	—
State
Current	$(50,351)	$90,749
Deferred	—	—
Change in valuation allowance	410,053	—
Income tax (benefit) provision	$(104,222)	$510,292

As of December 31, 2024 and 2023, the Company had no U.S. federal or state net operating loss carryovers available to offset future taxable income. The federal and state net operating loss can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024 and 2023, the change in the valuation allowance was $410,053 and $351,290, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.7%	4.3%
Change in effective tax rate	(0.3)%	—%
Unrealized Gain/Loss	—%	0.8%
Recovery of offering costs attributable to warrants	—%	(15.2)%
Business Combination expenses	(6.1)%	—%
Change in fair value of derivative warrants liabilities	2.8%	(31.7)%
Change in fair value on non-redemption agreement	(4.9)%	37.2%
Change in fair value on note payable - Polar	(1.3)%	2.6%
Return to provision	(15.1)%	—%
Release of FIN 48 liability	15.4%	—%
Change in valuation allowance	(10.3)%	41.9%
Income tax (benefit) provision	1.9%	60.9%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to Business Combination expenses, changes in fair value in warrants, Note Payable – Polar, and Non-redemption agreements, and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

FOCUS IMPACT BH3 ACQUISITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
The Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Operating costs	$5,555,813	$1,692,413
Interest income – Trust Account	$1,025,532	$2,296,926

The key measures of segment profit or loss reviewed by our CODM are Interest income – Trust Account and operating costs. The CODM reviews Interest income – Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination period. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of December 31, 2024 through the date that these financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 27, 2025, the Company’s stockholder approved at a special meeting the Business Combination Agreement and the transactions contemplated thereby. In connection with the vote to approve the Business Combination, stockholders holdings 1,208,570 shares of Class A common stock properly exercised their right to redeem their shares for cash. Such redemptions will be effected in connection with the closing of the Business Combination, or earlier if the 2025 Extension is approved by stockholders and implemented prior to closing the Business Combination.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Impact BH3 Acquisition Company

Dated: March 25, 2025	By:	/s/ Carl Stanton
Carl Stanton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Carl Stanton	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2025
Carl Stanton

/s/ Ernest Lyles	Chief Financial Officer and Directors (Principal Financial and Accounting Officer)	March 25, 2025
Ernest Lyles

/s/ Wray Thorn	Chief Investment Officer and Director	March 25, 2025
Wray Thorn

/s/ Troy Carter	Director	March 25, 2025
Troy Carter

/s/ Dia Simms	Director	March 25, 2025
Dia Simms

/s/ Eric Edidin	Director	March 25, 2025
Eric Edidin

/s/ Daniel Lebensohn	Director	March 25, 2025
Daniel Lebensohn