Form 10-Q
period 2025-03-31
Focus Impact BH3 Acquisition Co
filed 2025-05-23
CIK 1851612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 23, 2025, there were 4,103,489 shares of Class A common stock, par value $0.0001 per share, and 1,608,333 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

FOCUS IMPACT BH3 ACQUISITION COMPANY
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$22,604	$19,669
Tax receivable	—	24,700
Prepaid expenses	5,863	11,830
Total current assets	28,467	56,199
Investments held in Trust Account	13,825,381	13,699,805
Total assets	$13,853,848	$13,756,004
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,180,846	$4,950,743
Excise tax payable	416,598	400,854
Income taxes payable	207,207	155,221
Franchise tax payable	19,500	—
Non-Redemption Agreement	1,240,000	1,250,000
Derivative warrant liability	358,000	358,000
Note payable – Sponsor	110,000	110,000
Note Payable - Polar, at fair value	1,066,792	849,839
Due to related party	27,500	27,500
Total current liabilities	9,626,443	8,102,157
Reserve for uncertain tax positions - long-term	115,870	115,870
Total liabilities	9,742,313	8,218,027

Temporary equity
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,212,124 shares issued and outstanding at approximately $10.98 and $10.95 redemption value at March 31, 2025 and December 31, 2024, respectively	13,314,065	13,266,851
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,100,000 shares issued and outstanding (excluding 1,212,124 shares subject to possible redemption) at March 31, 2025 and December 31, 2024	410	410
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,608,333 shares issued and outstanding at March 31, 2025 and December 31, 2024	161	161
Accumulated deficit	(9,203,101)	(7,729,445)
Total stockholders’ deficit	(9,202,530)	(7,728,874)
Total liabilities, temporary equity and stockholders’ deficit	$13,853,848	$13,756,004

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2025	2024
Operating costs	$(1,295,159)	$(2,646,244)
Loss from operations	(1,295,159)	(2,646,244)
Other income:
Interest income	143,400	320,299
Change in fair value of 2024 Non-redemption Agreement	10,000	—
Excise tax interest and penalties	(15,744)	—
Operating account interest income	—	1,179
Change in fair value of Note Payable - Polar	(216,953)	(95,986)
Total other (expense) income	(79,297)	225,492
Loss before provision for income taxes	(1,374,456)	(2,420,752)
Provision for income taxes	(51,986)	(84,004)
Net loss	$(1,426,442)	$(2,504,756)
Weighted average shares outstanding, Class A Common Stock subject to possible redemption	1,212,124	2,312,029
Basic and diluted net loss per share, Class A Common Stock subject to possible redemption	$(0.17)	$(0.20)
Weighted average shares outstanding, non-redeemable Class A common stock and Class B common stock	5,708,333	5,739,916
Basic and diluted net loss per share, non-redeemable Class A common stock and Class B common stock	$(0.21)	$(0.36)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Preferred Stock			Class A Common Stock		Class B Common Stock		Additional			Total
	Shares	Amount		Shares	Amount	Shares	Amount	Paid-In Capital		Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2024	—	$		4,100,000	$410	1,608,333	$161	$		$(7,729,445)	$(7,728,874)
Accretion of Class A common stock to redemption value	—		—	—	—	—	—		—	(47,214)	(47,214)
Net loss	—		—	—	—	—	—		—	(1,426,442)	(1,426,442)
Balance as of March 31, 2025	—	$		4,100,000	$410	1,608,333	$161	$		$(9,203,101)	$(9,202,530)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2023	—	$—	3,000,000	$300	2,739,916	$274	$—	(1,552,615)	$(1,552,041)
Accretion of Class A common stock to redemption value	—	—	—	—	—	—	—	(358,656)	(358,656)
Subscription Agreement - Polar	—	—	—	—	—	—	—	120,592	120,592
Net loss	—	—	—	—	—	—	—	(2,504,756)	(2,504,756)
Balance as of March 31, 2024	—	$—	3,000,000	$300	2,739,916	$274	$—	$(4,295,435)	$(4,294,861)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOCUS IMPACT BH3 ACQUISITION COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(1,426,442)	$(2,504,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	(143,400)	(320,299)
Change in fair value of 2024 Non-redemption Agreement	(10,000)	—
Change in fair value of Note Payable - Polar	216,953	95,986
Changes in operating assets and liabilities:
Prepaid expenses	5,967	4,219
Excise tax interest and penalties	15,744	—
Accounts payable and accrued expenses	1,230,103	2,242,514
Delaware franchise taxes payable	44,200	9,950
Income tax payable	51,986	84,004
Net cash used in operating activities	(14,889)	(388,382)
Cash flows from investing activities
Proceeds withdrawn from trust account for the payment of taxes	17,824	—
Net cash provided by investing activities	17,824	—
Cash flows from financing activities
Proceeds from convertible promissory note	—	—
Proceeds from note payable - Sponsor	—	100,000
Proceeds on Stock subscription agreement	—	250,000
Repayment of promissory note to related party	—	(64,749)
Proceeds from promissory note to related party	—	49,386
Net cash provided by financing activities	—	334,637
Net change in cash	2,935	(53,745)
Cash at beginning of period	19,669	631,337
Cash at end of period	$22,604	$577,592
Supplemental disclosure of non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$47,214	$358,656
Subscription Agreement - Polar	$—	$120,592

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

The Company has not yet begun operations and therefore, all activity for the period from February 23, 2021 (date of inception) through March 31, 2025, relates to the Company’s Initial Public Offering, identifying a target for the Initial Business Combination and activities necessary for the consummation of an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income losses in the form of interest income from the proceeds derived from the Initial Public Offering and from changes in the fair value of the warrant derivative liability, note payable – Polar, and the 2024 non-redemption agreement.

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

The Company will have until October 7, 2025 (if fully extended by the board of directors) to consummate an Initial Business Combination (the “Combination Period”). If the Company has not completed an Initial Business Combination by the such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company to pay its tax obligations and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the founder shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete an Initial Business Combination on or before the end of the Combination Period.

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
On April 7, 2025, the Company held a special meeting of stockholders (the “April 2025 Special Meeting”) to amend the Company’s amended and restated certificate of incorporation, as amended, to (i) extend the Termination Date from April 7, 2025 to May 7, 2025 (the “Charter Extension Date”), and to allow the Company, without the need for another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times, by an additional one month each time, after the Charter Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date (such amendment, the “April 2025 Extension Amendment” and such proposal, the “April 2025 Extension Amendment Proposal”). The stockholders of the Company approved the April 2025 Extension Amendment Proposal at the April 2025 Special Meeting. Following the April 2025 Special Meeting, the Company's board of directors has resolved to extend the Charter Extension Date until June 7, 2025.
In connection with the vote to approve the April 2025 Extension Amendment Proposal and the vote to approve the Business Combination (as described below), the holders of an aggregate of 1,208,635 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $13,094,093.
After giving effect to the redemptions, the Company has 4,103,489 shares of Class A common stock, of which 3,489 shares of Class A common stock are held by public shareholders, and 1,608,333 shares of Class B Common Stock outstanding.

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

On November 29, 2024, the Business Combination Agreement was amended to extend the Business Combination Termination Date to March 31, 2025, and on April 4, 2025, the Business Combination Termination Date was amended and extended to May 31, 2025.
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

Amendment No. 2 to the Business Combination Agreement

On April 4, 2025, the Company, NewCo, Merger Sub 1, Merger Sub 2 and XCF entered into Amendment No. 2 to the Business Combination Agreement, which amended the Business Combination Agreement to extend the Business Combination Termination Date to May 31, 2025.

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

Going Concern

The Company has incurred and expects to continue to incur additional costs in pursuit of its Initial Business Combination. The Company has determined that it will not be able to sustain operations for the next twelve months without additional financing. As of March 31, 2025, the Company had $22,604 in its operating bank account available for working capital needs, $13,825,381 investments in liquid securities held in its Trust Account, which are not available for working capital needs, and a working capital deficit of $9,597,976.

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
In association with the Subscription Agreement (discussed in Note 3), the Company has borrowed $1,200,000.

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor and had borrowed $110,000 under the FI Sponsor Promissory Note at March 31, 2025.

XCF has agreed to pay certain costs on behalf of the Company. Since entering into the Business Combination Agreement and as of March 31, 2025 and December 31, 2024, XCF has paid $517,487 and $353,505, respectively, to or on behalf of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its inability to satisfy its working capital obligations as of the expected mandatory liquidation date and subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until October 7, 2025 (as extended by the board of directors), to consummate an Initial Business Combination, which would provide the Company with the ability to satisfy its working capital obligations. However, it is uncertain that the Company will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, and the Termination Date is not extended beyond October 7, 2025, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 7, 2025.

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

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 26, 2025, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Focus Impact BH3 Newco, Inc., and Focus Impact BH3 Newco, Inc.’s wholly-owned subsidiaries, Focus Impact BH3 Merger Sub 1, LLC and Focus Impact BH3 Merger Sub 2, Inc. All intercompany transactions have been eliminated.

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024. The amendments were applied retrospectively to all prior periods presented in the condensed consolidated financial statements (see Note 8).

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

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the Company’s financial instruments. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

As of March 31, 2025 and December 31, 2024, the Company had $22,604 and $19,669, respectively, in cash outside of the Trust Account available for working capital needs. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

As of March 31, 2025 and December 31, 2024, investments held in Trust Account consisted of mutual funds that invest primarily in U.S. government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are classified as available-for-sale and presented on the balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts or investment accounts in a financial institution, which at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts. Additionally, the Company has a receivable from XCF for the payment of operating costs and excise taxes of the Company. As there is uncertainty with the Company’s ability to collect this receivable, the Company has recognized a reserve for the full amount of the receivable.

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

The option (“Working Capital Loan Option”) to convert the FI Sponsor Promissory Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. At March 31, 2025 and December 31, 2024, the value of the Working Capital Loan Option was $0.

Related Party Promissory Note

On July 31, 2023, the Company issued a non-interest bearing promissory note in the aggregate principal amount of up to $1,052,644 (“Related Party Promissory Note”) to the Former Sponsor and borrowed a net amount of $400,009.

On November 2, 2023, $335,259 of the Related Party Promissory Note was terminated and of no further force and effect, resulting in loan forgiveness by the note holder. For the terminated Related Party Promissory Note, the Company followed ASC 470. During the first quarter of 2024, the Former Sponsor was repaid $64,749 and subsequently paid certain expenses on behalf of the company. As such, at March 31, 2025 and December 31, 2024, the Company reported $27,500 on the consolidated condensed balance sheets on the line due to related party.

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

The Company has determined the 2024 Non-Redemption Agreements entered into in connection with the July 2024 Special Meeting are a liability classified derivative instrument. As such, the 2024 Non-Redemption Agreements were recognized at fair value at inception of the agreements and remeasured to fair value at March 31, 2025 and December 31, 2024 with the change in fair value recognized in the consolidated condensed statement of operations.

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

In accordance with ASC 825, the Company has elected to record the Note Payable – Polar at fair value upon issuance and will remeasure the Note Payable – Polar at fair value at each reporting period. Changes in the estimated fair value of the Note Payable – Polar are recognized within change in the fair value of the Note payable – Polar in the statements of operations. At March 31, 2025 and December 31, 2024, the Company had borrowed $1,200,000 under the Subscription Agreement and reported the fair value of the Note Payable - Polar on the consolidated condensed balance sheets of $ 1,066,792 and $849,839, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized a loss of $216,953 and $95,986 in the consolidated condensed statement of operation related to the Note Payable - Polar.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features include certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2025 and December 31, 2024, 1,212,124 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the consolidated condensed balance sheets.

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

Reimbursable Expenses

The Company recognized the Reimbursable Expenses following ASC 805 in accordance with the nature of the costs originally incurred. As such, expenses reimbursed to the Company or paid for on behalf of the Company are reported as a reduction of expenses incurred by the Company on the condensed consolidated statement of operations. Due to uncertainty in collections of the reimbursable expenses, the Company recognizes a reduction of expenses when received. For the three months ended March 31, 2025 and 2024, the Company is reporting a reduction in operating costs of $163,982 and $0, respectively,
Income Taxes

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

ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s operations included those activities necessary to consummate an Initial Business Combination. As such, the Company deducted startup and operating costs for tax purposes. Additionally, the Company has taken the position that no income should the apportioned to Florida in its Florida state tax return. As there is uncertainty in the deduction of startup and operating costs and the apportionment of income to the State of Florida, the Company recognized a reserve for uncertain tax positions on the consolidated condensed balance sheets in 2023. In 2024, the Company reversed its position related to the deductibility of start-up and operating costs for tax purposes and no longer reports an uncertain tax position for these items. The Company continues to take the position that no income should the apportioned to Florida in its Florida state tax return. As such, the Company maintains an uncertain tax position related to its Florida tax return. At March 31, 2025 and December 31, 2024, the Company reported $115,870 on the consolidated condensed balance sheets for these uncertainty.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

The 2023 Excise Tax return and payment is normally due on October 31, 2024, however, due to the Company’s tax preparer being located in a Texas disaster area related to Hurricane Beryl, the Company’s 2023 Excise Tax return and payment was not due until February 2025. As of the filing of this Form 10-Q, no Excise Tax payments have been paid and the Company has incurred $15,744 in interest and penalties reported in operating costs on the consolidated condensed statement of operations.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 7% interest per annum and a 4.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from February 2025 until paid in full.

Net Loss Per Common Stock

The Company has two classes of shares outstanding, which are referred to as redeemable Class A common stock and non-redeemable Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net loss per share calculation the warrants to purchase common stock and the shares issuable in accordance with the Subscription Agreement are considered to be potentially dilutive securities pursuant to the treasury stock method. In order to determine the net loss attributable to both the redeemable Class A common stock and the non-redeemable Class A common stock and Class B common stock, the Company first considered the total income allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any change to the redemption value of the redeemable Class A common stock is treated as a deemed dividend for the purposes of the numerator in the earnings per share calculation, as the redemption value approximates fair value. Additionally, the excise tax payable is treated as a deemed dividend as the activity of redeeming shares that generates the excise tax is done for the benefit of the redeemable Class A common stockholders. Subsequent to calculating the total income allocable to both sets of shares, the Company calculates the amount to be allocated pro rata between the redeemable Class A common stock and non-redeemable Class A common stock and Class B common stock for each of the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Net loss, as reported	$(1,426,442)	$(2,504,756)
Reconciliation items:
Deemed dividend to redeemable Class A stockholders	47,214	(358,656)
Allocation of net loss, as adjusted	$(1,473,656)	$(2,863,412)

	For the Three Months Ended March 31,
	2025		2024
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B

Basic and diluted net loss per share:
Numerator:
Allocation of net loss attributable to common stockholders, as adjusted	$(258,112)	$(1,215,544)	$(822,198)	$(2,041,214)
Allocation of accretion of temporary equity to redeemable Class A shares	47,214	—	358,656	—
Allocation of net loss	$(210,898)	$(1,215,544)	$(463,542)	$(2,041,214)
Denominator:
Weighted average common stock outstanding, basic and diluted	1,212,124	5,708,333	2,312,029	5,739,916

Basic and diluted net loss per common share	$(0.17)	$(0.21)	$(0.20)	$(0.36)

As of March 31, 2025 and 2024, the outstanding warrants to purchase 17,900,000 shares of Class A common stock were excluded from the computation of diluted net loss per share of common stock for the periods presented as the exercise price is greater than the average market price (out of the money) and their inclusion would be anti-dilutive under the treasury stock method. Additionally, as of March 31, 2025, 73,333 warrants that may be issued upon exercise of the FI Sponsor Promissory Note conversion option were excluded from the computation of diluted net income per share of common stock as the warrants were out of the money and their inclusion would be anti-dilutive under the treasury stock method. At March 31, 2025 and December 31, 2024, 1,320,000 shares of Class A common stock that may be issued in association with the Subscription Agreement are excluded from diluted net loss per share as the conditions for the issuance of the shares has not happened. Additionally, shares that might be issuable in relation to the proposed Business Combination are excluded from the diluted net loss per share as the conditions for the issuance of the shares has not happened.

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

On February 26, 2024, the Company issued the FI Sponsor Promissory Note to the Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the FI Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account. Up to the total principal amount of the FI Sponsor Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Former Sponsor at the time of the initial public offering of the Company. At March 31, 2025 and December 31, 2024, there was $110,000 outstanding on the FI Sponsor Promissory Note.

Note 4—Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the Common Stock and could have anti-takeover effects. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

The redemption value for Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

	Shares	Amount

December 31, 2023	2,312,029	$24,005,323
Less:
Redemption of Class A common stock	(1,099,905)	(11,692,068)
Plus:
Accretion of Class A common stock to redemption value	—	953,596
December 31, 2024	1,212,124	13,266,851
Plus:
Accretion of Class A common stock to redemption value	—	47,214
March 31, 2025	1,212,124	$13,314,065

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current Offering prospectus relating thereto is available, and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Initial Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. At March 31, 2025 and December 31, 2024, there were 11,500,000 Public Warrants and 6,400,000 Private Placement Warrants outstanding.

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

	Level	March 31, 2025	December 31, 2024
Assets:
Investments held in Trust Account	1	$13,825,381	$13,699,805
Liabilities:
Public Warrants (1)	1	$230,000	$230,000
Private Placement Warrants (1)	2	$128,000	$128,000
Working Capital Loan Conversion Option	3	$—	$—
Note Payable - Polar	3	$1,066,792	$849,839
2024 Non-Redemption Agreements	3	$1,240,000	$1,250,000

(1)
The Warrants are accounted for as liabilities in accordance with ASC 815 and are presented within warrant liabilities on the condensed consolidated condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated condensed statements of operations.

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

Warrant Liability

As of March 31, 2025 and December 31, 2024, the Public Warrants are classified as Level 1 in the fair value hierarchy and are valued at the publicly traded price. The Private Placement Warrants have substantially the same terms as the Public Warrants and the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. With the decline in volatilities, there is de minimis benefit to Private Warrants with exemption from make whole redemptions. As such, the Private Placement Warrants are considered economically equivalent to the Public Warrants. Accordingly, the Private Placement Warrants are valued at the Public Warrant price and classified as Level 2 financial instruments. There were no transfers in or out of Level 3 of the fair value hierarchy during period ended March 31, 2025 or December 31, 2024.

Working Capital Loan Conversion Option

The Company’s FI Sponsor Promissory Note contains an embedded option (“Working Capital Loan Conversion Option”) whereby up to $500,000 of the FI Sponsor Promissory Note may be converted into the Company’s warrants. The embedded Working Capital Loan Conversion Option is accounted for as a liability in accordance with ACS 815-40 on the consolidated condensed balance sheets and is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the consolidated condensed statements of operations. Valuation of the Working Capital Loan Conversion Option was derived from the valuation of the underlying Private Placement Warrants and is classified as a level 3 valuation.

The following table presents the changes in the fair value of the Company’s financial assets and liabilities classified as Level 3:

	2024 Non- Redemption Agreements	Note Payable - Polar	Working Capital Loan Conversion Option
Fair value as of December 31, 2024	$1,250,000	$849,839	$—
Change in fair value	(10,000)	216,953	—
Fair value as of March 31, 2025	$1,240,000	$1,066,792	$—

Note Payable – Polar

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
•     Probability of an Initial Business Combination as based on the Company’s management.
The key inputs into the models for the Note Payable - Polar were as follows:

Input	March 31, 2025	December 31, 2024

Probability of an Initial Business Combination	90%	70%
Risk-free rate	4.35%	4.37%
Expected term (years)	0.17	0.25
Expected volatility	De minimis	De minimis
Class A common stock price	$6.00	$10.22

2024 Non-Redemption Agreements

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
•     Probability of an Initial Business Combination as based on the Company’s management.

The key inputs into the models for the 2024 Non-Redemption Agreements were as follows:

Input	March 31, 2025	December 31, 2024

Probability of an Initial Business Combination	90%	70%
Risk-free rate	4.30%	4.32%
Expected term (years)	0.17	0.25
Expected volatility	De minimis	De minimis
Class A common stock price	$6.00	$10.22

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

Note 7 — Segment Information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating costs	$1,295,159	$2,646,244
Interest income – Trust Account	$143,400	$320,299

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

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of March 31, 2025 through the date that these consolidated condensed financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 4, 2025, BHAC, NewCo, Merger Sub 1, Merger Sub 2 and XCF entered into Amendment No. 2 to the Business Combination Agreement, which amends the Business Combination Agreement to extend the Termination Date from March 31, 2025 to May 31, 2025.
On April 7, 2025, the Company held the April 2025 Special Meeting to amend the Company’s amended and restated certificate of incorporation, as amended, to (i) extend the Termination Date from April 7, 2025 to May 7, 2025, and to allow the Company, without the need for another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times, by an additional one month each time, after the Charter Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date. The stockholders of the Company approved the April 2025 Extension Amendment Proposal at the April 2025 Special Meeting. Following the April 2025 Special Meeting, the Company's board of directors has resolved to extend the Charter Extension Date until June 7, 2025.
In connection with the vote to approve the April 2025 Extension Amendment Proposal and the vote to approve the Business Combination, the holders of an aggregate of 1,208,635 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $13,094,093.

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

On April 7, 2025, the Company held the April 2025 Special Meeting to amend the Company’s amended and restated certificate of incorporation, as amended, to (i) extend the Termination Date from April 7, 2025 to May 7, 2025, and to allow the Company, without the need for another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times, by an additional one month each time, after the Charter Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date. The stockholders of the Company approved the April 2025 Extension Amendment Proposal at the April 2025 Special Meeting. Following the April 2025 Special Meeting, the Company's board of directors has resolved to extend the Charter Extension Date until June 7, 2025.

In connection with the vote to approve the April 2025 Extension Amendment Proposal and the vote to approve the Business Combination (as described below), the holders of an aggregate of 1,208,635 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $13,094,093.

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

On November 29, 2024, the Business Combination Agreement was amended to extend the Business Combination Termination Date to March 31, 2025, and on April 4, 2025, the Business Combination Termination Date was amended and extended to May 31, 2025.

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

Amendment No. 2 to the Business Combination Agreement

On April 4, 2025, the Company, NewCo, Merger Sub 1, Merger Sub 2 and XCF entered into Amendment No. 2 to the Business Combination Agreement, which amended the Business Combination Agreement to extend the Business Combination Termination Date to May 31, 2025

Certain Related Agreements

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
Convertible Promissory Note

On February 26, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $500,000 (the “FI Sponsor Promissory Note”) to the Sponsor. The FI Sponsor Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the FI Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account. Up to the total principal amount of the FI Sponsor Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Former Sponsor at the time of the initial public offering of the Company. At March 31, 2025 and December 31, 2024, $110,000 was drawn on the note.

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

Uncertain Tax Position

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Our operations included those activities necessary to consummate an initial business combination. As such, we deducted startup and operating costs for tax purposes. Additionally, the Company has taken the position that no income should the apportioned to Florida in its Florida state tax return. As there is uncertainty in the deduction of startup and operating costs and the apportionment of income to the State of Florida, the Company recognized a reserve for uncertain tax positions on the balance sheet in 2023. In 2024, the Company reversed its position related to the deductibility of start-up and operating costs for tax purposes and no longer reports an uncertain tax position for these items. The Company continues to take the position that no income should the apportioned to Florida in its Florida state tax return. As such, the Company maintains an uncertain tax position related to its Florida tax return. At March 31, 2025 and December 31, 2024 the Company reported $115,870 on the consolidated condensed balance sheets for this uncertainty.

Results of Operations

Our entire activity from inception up to October 7, 2021 was in preparation for our initial public offering and, since the consummation of our initial public offering, the search for and consummation of a prospective target business. We will not generate any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.
For the three months ended March 31, 2025, we had a net loss of $1,426,442 which primarily consisted of $1,295,159 in operating costs, $15,744 in excise tax interest and penalties, $216,953 of change in fair value of Note Payable – Polar and $51,986 in income tax expenses, partially offset by Trust Account interest income of $143,400 and $10,000 from change in fair value of 2024 Non-redemption Agreement.

For the three months ended March 31, 2024, we had net loss of $2,504,756, which primarily consisted of a loss of $95,986 from a change in fair value of Note Payable – Polar, interest income of $320,299, an income tax expense of $84,004 and $2,646,244 in operating costs, partially offset by operating account interest income of $1,179 and trust interest income of $320,299.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred and expect to continue to incur additional costs in pursuit of our initial business combination. We have determined that we will not be able to sustain operations for the next twelve months without additional financing. As of March 31, 2025, we had $22,604 in our operating bank account available for working capital needs and a working capital deficit of $9,597,976.

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

In association with the Subscription Agreement (discussed in Note 3), the Company has borrowed $1,200,000.

On February 26, 2024, the Company issued the FI Sponsor Promissory Note to the Sponsor in the total principal amount of up to $500,000 and had borrowed $110,000 under the FI Sponsor Promissory Note at March 31, 2025 and December 31, 2024.

XCF has agreed to pay certain costs on behalf of the Company. Since entering into the Business Combination Agreement and as of March 31, 2025 and December 31, 2024, XCF has paid $517,487 and $353,505, respectively, to or on behalf of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its inability to satisfy its working capital obligations as of the expected mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until October 7, 2025 (as extended by the board of directors), to consummate an initial business combination, which would provide the Company with the ability to satisfy its working capital obligations. However, it is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, and the Termination Date is not extended beyond October 7, 2025, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 7, 2025.

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

Critical Accounting Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principle executive officer and principle financial officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principle executive officer and principle financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our principle executive officer and principle financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis.

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

Item 1A.
Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.
Defaults upon Senior Securities

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description

2.1(1)	Business Combination Agreement, dated as of March 11, 2024.
2.2(4)	Amendment No. 1 to Business Combination Agreement, dated as of November 29, 2024.
2.3(5)	Amendment No. 2 to Business Combination Agreement, dated as of April 4, 2025.
3.1(2)	Amendment to Amended and Restated Certificate of Incorporation, dated July 31, 2024 (Extension Amendment).
3.2(2)	Amendment to Amended and Restated Certificate of Incorporation, dated July 31, 2024 (Redemption Limitation Amendment).
3.3(6)	Amendment to Amended and Restated Certificate of Incorporation, dated April 7, 2025 (Extension Amendment).
10.1(3)	Promissory Note, dated February 26, 2024, by and between Focus Impact BH3 Acquisition Company and Focus Impact BHAC Sponsor, LLC.
10.2(1)	Sponsor Letter Agreement, dated as of March 11, 2024.
10.3(1)	Soule Support Agreement, dated as of March 11, 2024.
10.4(1)	GL Support Agreement, dated as of March 11, 2024.
10.5(1)	Form of Company Support Agreement.
10.6(1)	Form of Management Support Agreement.

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

(1)	Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on March 12, 2024.
(2)	Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on August 6, 2024.
(3)	Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on March 1, 2024.
(4)	Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on December 5, 2024.
(5)	Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on April 7, 2025.
(6)	Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on April 11, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of May, 2025.

FOCUS IMPACT BH3 ACQUISITION COMPANY

By:	/s/ Carl Stanton
Name:	Carl Stanton
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ernest Lyles
Name:	Ernest Lyles
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)